Form 10QSB
period 1996-06-30
MYSOFTWARE CO
filed 1996-08-13
CIK 944950

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         ____________________________

                                 FORM 10-QSB


 (Mark One)
   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 1996
  OR
           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                      Commission File Number: 0-26008

                            MYSOFTWARE COMPANY

                      STATE OF INCORPORATION: DELAWARE
                   IRS EMPLOYER I.D. NUMBER:  77-0195362

                            2197 E. BAYSHORE ROAD
                             PALO ALTO, CA 94303
                               (415) 473-3600





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X              No


The number of shares outstanding of the registrant's common stock as of June 30, 1996 was 4,231,366.

Transitional Small Business Disclosure Format (check one):
Yes         No    X

  				MYSOFTWARE COMPANY

    				FORM 10-QSB

     	For the Quarterly Period Ended June 30, 1996


                        Table of Contents


PART I. FINANCIAL INFORMATION                                  	Page

 Item 1. Financial Statements

        	a) Condensed Balance Sheets
            as of June 30, 1996 and December 31, 1995                 3

         b) Condensed Statements of Operations for the three
            and six months ended June 30, 1996 and 1995               4

         c) Condensed Statements of Cash Flows for the six
            months ended June 30, 1996 and 1995                       5

         d) Notes to Financial Statements                             6

 Item 2. Management's Discussion and Analysis or Plan of Operation    8

PART II. OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders         12

 Item 6. Exhibits and reports on form 8-K                            12

SIGNATURES                                                           13


                     PART I. FINANCIAL INFORMATION
                      ITEM 1. FINANCIAL STATEMENTS

                            MYSOFTWARE COMPANY
                         CONDENSED BALANCE SHEETS
                    June 30, 1996 and December 31, 1995
                             (in thousands)

                                              	June 30,     December 31,
                                                 1996           1995
                                           --------------  --------------
                                             (Unaudited)     (Audited)
ASSETS
  Current assets:
    Cash and cash equivalents                $    6,922      $    7,794
    Accounts receivable, net                      2,688           2,525
    Inventories                                     301             449
    Other current assets                            307             157
    Deferred income taxes                           449             449
                                             -----------     -----------
      Total current assets                       10,667          11,374

  Property and equipment, net                       291             215
  Prepaid royalties and other                     1,272             676
                                             -----------     -----------
        Total assets                         $   12,230      $   12,265
                                             ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                         $      705      $      777
    Accrued compensation                            352             342
    Other accrued liabilities                     1,573           1,406
                                             -----------    ------------
      Total current liabilities                   2,630           2,525

  Other liabilities                                  17              70
                                             -----------    ------------

  Stockholder equity:
    Preferred stock; $0.001 par value; 2,000,000
    shares authorized; none outstanding             ---             ---
    Common stock; $0.001 par value; 20,000,000
    shares authorized; 4,231,366 shares issued
    and outstanding                                   4               4
    Additional paid-in capital                    8,562           8,562
    Retained earnings                             1,017           1,104
                                             -----------     -----------
      Total stockholders' equity                  9,583           9,670
                                             -----------     -----------
  Total liabilities and stockholders' equity $   12,230      $   12,265
                                             ===========     ===========

 See accompanying notes to financial statements.

                           MYSOFTWARE COMPANY
                   CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE THREE AND SIX MONTHS ENDED
                       JUNE 30, 1996 AND 1995
                              (Unaudited)

                   (in thousands except per share data)


                                 Three Months Ended        Six Months Ended
                               ---------------------     ---------------------
                                June 30,    June 30,      June 30,    June 30,
                                  1996        1995          1996        1995
                               ---------   ---------      ---------   --------
Net revenues                    $  3,455    $  2,604      $   6,168   $  5,525
Cost of revenues                     891         601          1,652      1,378
                               ---------   ---------       --------   --------
    Gross profit                   2,564       2,003          4,516      4,147
                               ---------   ---------       --------   --------

Operating expenses:
  Product development                452         232            912        543
  Sales and marketing              1,459       1,190          2,859      2,330
  General and administrative         421         339            823        621
  Write-off of acquired technology   ---         ---            255        ---
                               ---------    --------        -------    -------
                                   2,332       1,761          4,849      3,494
                               ---------    --------        -------    -------
    Operating income(loss)           232         242           (333)       653
Interest income, net                  94          23            193         27
                               ---------    --------        -------    -------
    Income(loss) before taxes        326         265           (140)       680
Income taxes expense (benefit)       124        (254)           (53)      (252)
                               ---------    --------        -------    -------
    Net income(loss)           $     202    $    519        $   (87)   $   932
                               =========    ========        =======    =======

Net income(loss) per share     $    0.05                    $ (0.02)
                               =========                    =======
  Shares used in computing
  net income(loss) per share       4,349                      4,290
                               =========                    =======

Pro forma net income data (unaudited)
   Income before taxes as reported           $   265                    $  680
   Pro forma income taxes                         98                       251
                                             -------                    ------
      Pro forma income                       $   167                    $  429
                                             =======                    ======
Pro forma net income per share               $  0.05                    $ 0.12
                                             =======                    ======
  Shares used in computing pro forma           3,703                     3,615
  net income per share                       =======                    ======

 See accompanying notes to financial statements.


                           MYSOFTWARE COMPANY
                   CONDENSED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED
                       JUNE 30, 1996 AND 1995
                            (Unaudited)

                           (in thousands)
                                                     Six Months Ended
                                                          June 30,
                                                       1996        1995
                                                     --------    -------
Cash flows from operating activities:
  Net income (loss)                                  $   (87)     $  932
  Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
    Depreciation and amortization                        135          15
    Provision for returns and doubtful accounts         (118)       (123)
    Deferred officers' compensation                      (53)        (43)
    Changes in operating assets and liabilities:
      Accounts receivable                                (45)        851
      Inventories                                        148        (101)
      Other current assets                              (150)       (186)
      Deferred income taxes                              ---        (334)
      Accounts payable                                   (72)        343
      Accrued compensation                                 9         (12)
      Other accrued liabilities                          168         253
                                                     --------     -------
        Net Cash provided by (used for)
        operating activities                             (65)      1,595
                                                     --------     -------

Cash flows from investing activities:

  Additions to property and equipment                   (128)        (50)
  Prepaid royalties                                     (679)        (58)
                                                     --------     -------
        Net cash used for investing activities          (807)       (108)
                                                     --------     -------
Cash flows from financing activities:

  Stockholder distributions                              ---      (1,375)
  Proceeds from sales of common stock                    ---       9,551
                                                     --------    --------
        Net cash used for financing activities           ---       8,176
                                                     --------    --------

  Net increase(decrease) in cash and cash equivalents   (872)      9,663

  Cash and cash equivalents at beginning of period     7,794         924
                                                     --------    --------
  Cash and cash equivalents at end of period         $ 6,922     $ 10,587
                                                     ========    ========

See accompanying notes to financial statements.

                          MYSOFTWARE COMPANY
                      NOTES TO FINANCIAL STATEMENTS


1.  Basic of Presentation

In the opinion of management, the accompanying balance sheets, statements of operations, and statements of cash flows include all material adjustments necessary for their fair presentation. The interim results presented are not necessarily indicative of results for a full year. Certain reclassifications have been made for consistent presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K dated December 31, 1995.

2.  Income Taxes

The Company's statements of operations for the three-month and six-month periods ended June 30, 1995 include a $269,000 one-time net credit resulting from the establishment of the Company's net deferred tax assets upon its conversion to a C corporation.

3.  Pro Forma Information

The unaudited pro forma amounts included in the accompanying pro forma statement of operations for the three-month and six-month periods ended June 30, 1995, reflect an unaudited pro forma adjustment for the provision for income taxes as if the Company had been a C Corporation, fully subject to federal and state income taxes.

4.  Pro Forma Per Share Computations

Per share computations are computed based on the weighted average number of shares of common stock outstanding and common equivalent shares from the stock options outstanding (using the treasury stock method). In accordance with certain Securities and Exchange Commission (SEC) Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the date of the Company's initial public offering as if they were outstanding for all periods presented using the treasury stock method and the anticipated initial public offering price. In addition, the pro forma calculation includes 160,000 shares deemed to be outstanding representing the number of shares (at the assumed initial public offering price) sufficient to fund the final S Corporation distribution made in the three months ended September 30, 1996.

5.  Write-off of Acquired In-Process Research and Development

The statement of operations for the six months ended June 30, 1996 includes a one-time write-off of $255,000, resulting from the Company's acquisition of technology from MediaTech Corporation, an Internet publishing tools company, which had not reached technological feasibility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion contains forward looking statements, which are subject to certain risks and uncertainties, including without limitation those risks and uncertainties described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which has been filed with the Securities and Exchange Commission. Actual results may differ materially.

Results of Operations

Three Months Ended June 30, 1996 and 1995

Net revenues for the three months ended June 30, 1996 increased $851,000, or 33 percent, to $3.5 million, compared with net revenues of $ 2.6 million for the corresponding quarter in 1995. The increase in net revenues resulted primarily from increased sales of the Company's existing product titles to retailers and distributors. During the quarter, the Company also benefited from sales of four new products that were introduced at the end of the first quarter. These included MyAdvancedLabelDesigner for Windows 95, MyProfessionalBusinessCards for Windows 95, MyDeluxeMailList and MyLabels.

Gross profit for the three months ended June 30, 1996 increased 28 percent to $2.6 million, from $2.0 million in the same period in 1995. Gross margin for the second quarter was 74.2 percent, compared to 76.9 percent for the same period in 1995. The decrease in the gross margin for the quarter was due to a change in the freight arrangements with certain customers and to the Company's normal accounting for anticipated sales returns. The Company's gross margins vary from period to period, primarily due to changes in product mix, the timing and nature of promotional activities, changes in product return levels, and the amortization of prepaid royalties.

The Company's total operating expenses for the three months ended June 30, 1996 increased 32 percent to $2.3 million, from $1.8 million for the same period of 1995. The increase in operating expenses resulted primarily from increase in sales, continued investment in new product development and marketing, as well as the costs associated with the Company's status as a public company.

Product development expenses were up 95 percent to $452,000 in the three months ended June 30, 1996, compared to $232,000 in the same period of 1995, reflecting the Company's efforts to upgrade its products to operate with Windows 95 while adding additional features.

Sales and marketing expenses increased 23 percent to $1.5 million in the second quarter, from $1.2 million in the comparable 1995 quarter. Sales and marketing expenses increased principally as a result of higher headcount and support for increased revenues.

General and administrative expenses increased 24 percent to $421,000 in the three months ended 1996 from $339,000 in the same period of 1995, primarily as a result of costs associated with the Company's status as a public company, higher headcount, and lease expense for additional facilities.

Operating income was $232,000 for the three months ended June 30, 1996, compared with operating income of $242,000 in the comparable period of 1995.

Interest income was $94,000 for the quarter ended June 30, 1996, compared to $23,000 for the comparable period of 1995. The increase in interest income was due to higher average cash balances resulting from the proceeds of the Company's initial public offering completed in June 1995.

The Company reported an income tax expense for the three months ended June 30, 1996 of $124,000, with an effective tax rate of 38 percent. This tax rate assumes no benefit from the Federal Research and Development Tax Credit because that tax credit expired as of June 30, 1995. Income tax benefit in the three months ended June 30, 1995 was $254,000 due to a one time $269,000 net credit from the establishment of the Company's net deferred tax assets upon its conversion to a C corporation, in June 1995.

The resulting net income for the three months ended June 30, 1996 was $202,000, compared to net income of $519,000 in the comparable period in 1995 and to a pro forma net income for the 1995 period of $167,000. The pro forma net income reflects a provision for income taxes as if the Company had been a C Corporation, fully subject to federal and state taxes, during the period. The pro forma taxes were based on the effective tax rate of 36 percent for the 1995 period.


Six Months Ended June 30, 1996 and 1995

For the six months ended June 30, 1996, net revenues increased $643,000, or 12 percent, to $6.2 million, compared with net revenues of $5.5 million for the corresponding period in 1995. The increase was primarily attributable to increased sales of the Company's existing titles, in addition to four new product releases during the first six months of 1996.

For the six months ended June 30, 1996, gross profit increased 9 percent to $4.5 million, from $4.1 million for the corresponding period in 1995. Gross margin for the six months ended June 30, 1996 was 73.2 percent, compared to
75.1 percent for the same period in 1995. The decrease in gross margin for the quarter was due to a change in the freight arrangements with certain customers and to the Company's normal accounting for anticipated sales returns.

For the six months ended June 30, 1996, total operating expenses increased 39 percent to $4.8 million, from $3.5 million for the corresponding period in 1995. The six-month 1996 period included a one-time write-off of $255,000 of in-process research and development, resulting from the Company's acquisition of technology from MediaTech Corporation, an Internet publishing tools company.

For the six months ended June 30, 1996, product development expenses were up 68 percent to $912,000, compared to $543,000 for the corresponding period in 1995, reflecting the Company's efforts to upgrade its products to operate with Windows 95 while adding additional features.

For the six months ended June 30, 1996, sales and marketing expenses increased 23 percent to $2.9 million compared to $2.3 million for the corresponding period in 1995, primarily as a result of higher headcount and support for increased revenues.

For the six months ended June 30, 1996, general and administrative expenses increased 33 percent to $823,000, compared to $621,000 for the corresponding period in 1996. The increase was attributable to higher expenses associated with the Company's status as a public company, higher headcount, and lease expense for additional facilities.

For the six months ended June 30, 1996, the Company reported an operating loss of $333,000 compared to operating income of $653,000 in the corresponding period in 1995.

Interest income in the first half of 1996 was $193,000 compared to $27,000 for the corresponding period in 1995. The increase in interest income was due to higher average cash balance resulting from proceeds of the Company's initial public offering completed in June 1995.

For the six months ended June 30, 1996, the Company reported an income tax benefit of $53,000, and the Company reported an income tax benefit of $252,000 for the corresponding period in 1995. The Company received an income tax benefit in June 1995 of $252,000 due to a one-time $269,000 net credit from the establishment of net deferred tax assets upon conversion to a C corporation.

For the six months ended June 30, 1996, the Company reported a net loss of $87,000, compared to net income of $932,000 in the comparable period in 1995 and to pro forma net income of $429,000 for the comparable 1995 period.

The Company has experienced, and may continue to experience, significant fluctuations in operating results due to a variety of factors. These factors include: the size and rate of growth of the market for task-specific applications for small businesses and of the software market in general;
market acceptance of the Company's products and those of its competitors; development and promotional expenses; product returns; changes in pricing policies by the Company and its competitors; accuracy of retailers' forecasts of consumer demand; the timing of orders from major retailer and distributor customers; and cancellations or terminations by retail or distributor accounts; shelf space reductions; and delays in shipment.

The Company's business has experienced and is expected to continue to experience significant seasonality, primarily due to retailer, distributor and end-user buying patterns. Typically, net revenues are weakest in the second and third quarters. The Company expects its net revenues and operating results to continue to reflect this seasonality.


Liquidity and Capital Resources

Since its inception, the Company has financed its activities almost exclusively from cash generated by operations and contributions to capital by its stockholders. Except for its initial public offering in June, 1995, the Company has not borrowed money or sold stock since 1988.

As of June 30, 1996, the Company had $6.9 million in cash and cash equivalents. The Company believes that its existing cash, its ability to obtain additional credit, and cash generated by operations will be sufficient to meet its working capital needs at least through 1997.

PART II. OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) The annual meeting of stockholders of MySoftware Company was held on May 23, 1996.

     b) The matters voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

         The election of James F. Willenborg, David P. Mans, Michael H. Thoma, Kenneth A. Eldred, and Donald F. Wood as directors to hold office until the 1997 annual meeting of stockholders:

                                           For           Withheld
                                        ----------     ------------
                James F. Willenborg      3,585,199         6,170
                David P. Mans            3,584,999         6,370
                Michael H. Thoma         3,585,199         6,170
                Kenneth A. Eldred        3,584,699         6,670
                Donald F. Wood           3,584,699         6,670

         Ratification of the selection of KPMG Peat Marwick LLP as independent auditors of the Company for its fiscal year ended December 31, 1996:

         For:  3,580,217     Against:  5,020     Abstain:  6,132


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit 11. Computation of Net Income (Loss) Per Share and Pro
                    Forma Net Income (Loss) Per Share is on page 15.

        No reports have been filed on Form 8-K during this quarter.

ITEMS 1,2,3 and 5 are not applicable.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            	MySoftware Company




Date: August 12, 1996	                         Thomas C. Hoster
                                                 Thomas C. Hoster
                                            	Chief Financial Officer

                          INDEX TO EXHIBITS


Exhibit Number                                              Page Number

  11            Computation of Net Income (Loss) Per Share      15
                and Pro Forma Income Per Share


                         MYSOFTWARE COMPANY
                             Exhibit 11

               COMPUTATION OF NET INCOME (LOSS) PER SHARE
                  AND  PRO FORMA NET INCOME PER SHARE
                 (in thousands, except per share data)

                                      Three Months Ended      Six Months Ended
                                           June 30,                June 30,
                                      ------------------     -------------------
                                        1996      1995        1996       1995
                                      -------   --------     -------    -------

Net Income(loss)                      $   202                 $   (87)
                                      -------                 --------
Weighted average number of shares of
common stock outstanding                4,231                   4,231

Number of Common Stock Equivalents
as a result of stock option outstanding
using the treasury stock method           118                      59

                                      --------                ---------
                                        4,349                    4,290
                                      ========                =========
Net income(loss) per share            $  0.05                 $  (0.02)
                                      ========                =========

Pro forma net income                             $  167                 $  429
                                                 -------                ------
Weighted average number of shares of
common stock outstanding                          3,394                  3,307

Number of stock options granted in
accordance with SAB No. 83                          149                    148

Shares deemed outstanding to fund final
S Corporation shareholder distribution              160                    160
                                                 -------                -------
                                                  3,703                  3,615
                                                 -------                -------

Pro forma net income per share                   $ 0.05                 $ 0.12
                                                 =======                =======
