Form 10QSB
period 1996-09-30
MYSOFTWARE CO
filed 1996-11-04
CIK 944950

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                        ____________________________


                                FORM 10-QSB

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1996

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


The number of shares outstanding of the registrant's common stock as of September 30, 1996 was 4,231,366.

Transitional Small Business Disclosure Format (check one):
Yes         No    X

                            MYSOFTWARE COMPANY

                               FORM 10-QSB

              For the Quarterly Period Ended September 30, 1996

                             Table of Contents


Part I. Financial Information                                          	Page

     Item 1.  Financial Statements
        a) Condensed Balance Sheets
           as of September 30, 1996 and December 31, 1995                 3

        b) Condensed Income Statements for the three
           and nine months ended September 30, 1996 and 1995              4

        c) Condensed Statements of Cash Flows for the nine
           months ended Spetember 30, 1996 and 1995                       5

        d) Notes to Financial Statements                                  6

     Item 2.  Management's Discussion and Analysis or Plan of Operation   8


Part II. Other Information

     Item 2.  Changes in Securities                                      12

     Item 6.  Exhibits and reports on form 8-K                           12

Signatures                                                               13

                       PART I. FINANCIAL INFORMATION
                        ITEM 1. FINANCIAL STATEMENTS

                           MYSOFTWARE COMPANY
                        CONDENSED BALANCE SHEETS
                 September 30, 1996 and December 31, 1995

                             (in thousands)

                                               September 30,   December 31,
                                                   1996            1995
                                              --------------  -------------
                                               (Unaudited)     (Audited)
ASSETS
  Current assets:
    Cash and cash equivalents                 $      7,240   $       7,794
    Accounts receivable, net                         2,827           2,525
    Inventories                                        598             449
    Other current assets                               347             157
    Deferred income taxes                              449             449
                                              -------------  --------------
      Total current assets                          11,461          11,374

    Property and equipment, net                        272             215
    Prepaid royalties and other                      1,524             676
                                              -------------  --------------
      Total assets                            $     13,257   $      12,265
                                              =============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                          $        892   $         777
    Accrued compensation                               375             342
    Other accrued liabilities                        1,990           1,406
                                              -------------  --------------
      Total current liabilities                      3,257           2,525

  Other liabilities                                     17              70
                                              -------------  --------------

  Stockholder equity:
    Preferred stock; $0.001 par value; 2,000,000
    shares authorized; none outstanding              -----           -----
    Common stock; $0.001 par value;
    20,000,000 shares authorized;
    4,231,366 shares issued and outstanding              4               4
    Additional paid-in capital                       8,562           8,562
    Retained earnings                                1,417           1,104
                                               ------------  --------------
      Total stockholders' equity                     9,983           9,670
                                               ------------  --------------
  Total liabilities and stockholders' equity   $    13,257   $      12,265
                                               ============  ==============

 See accompanying notes to financial statements.

                              MYSOFTWARE COMPANY
                          CONDENSED INCOME STATEMENTS
                      FOR THE THREE AND NINE MONTHS ENDED
                          SEPTEMBER 30, 1996 AND 1995
                                  (Unaudited)

                     (in thousands except per share data)


                                Three Months Ended       Nine Months Ended
                               --------------------     -------------------
                               Sept. 30,  Sept. 30,     Sept.30,  Sept. 30,
                                 1996       1995          1996      1995
                               ---------  ---------     --------  ---------
Net revenues                   $   4,274  $   3,605     $ 10,442  $   9,129
Cost of revenues                   1,226        954        2,878      2,332
                               ---------  ---------     --------  ---------
    Gross profit                   3,048      2,651        7,564      6,797
                               ---------  ---------     --------  ---------

Operating expenses:
  Product development                511        400        1,424        943
  Sales and marketing              1,536      1,315        4,394      3,645
  General and administrative         473        378        1,297        998
  Write-off of acquired technology  ----       ----          255       ----
                               ---------  ---------     --------  ---------
                                   2,520      2,093        7,370      5,586
                               ---------  ---------     --------  ---------
    Operating income                 528        558          194      1,211
Interest income, net                 102        134          295        161
                               ---------  ---------     --------  ---------
    Income before taxes              630        692          489      1,372
Income taxes expenses                230        270          176         18
                               ---------  ---------     --------  ---------
    Net income                 $     400  $     422     $    313  $   1,354
                               =========  =========     ========  =========

Net income per share           $    0.09  $    0.10     $   0.07
                               =========  =========     ========
  Shares used in computing
  net income per share             4,331      4,394        4,310
                               =========  =========     ========

Pro forma net income data (unaudited)
   Income before taxes as reported                                $   1,372
   Pro forma income taxes                                               522
                                                                  ---------
      Pro forma income                                            $     850
                                                                  =========

Pro forma net income per share                                    $    0.22
                                                                  =========

  Shares used in computing pro forma                                  3,874
  net income per share                                            =========

 See accompanying notes to financial statements.


                            MYSOFTWARE COMPANY
                    CONDENSED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED
                        SEPTEMBER 30, 1996 AND 1995
                                (Unaudited)

                               (in thousands)


                                                        Nine Months Ended
                                                          September 30,
                                                         1996        1995
                                                       ---------  --------
Cash flows from operating activities:

  Net income                                           $     313  $  1,354
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            227        28
    Provision for returns and doubtful accounts              573       (47)
    Changes in operating assets and liabilities:
      Accounts receivable                                   (875)     (432)
      Inventories                                           (149)     (210)
      Other current assets                                  (190)     (174)
      Deferred income taxes                                  ---      (334)
      Accounts payable                                       115       407
      Accrued compensation                                    33        27
      Other accrued liabilities                              584       703
      Deferred officers' compensation                        (53)      (43)
                                                        ---------  --------
        Net Cash provided by
        operating activities                                 578     1,279
                                                        ---------  --------

Cash flows from investing activities:

  Additions to property and equipment                       (143)      (76)
  Prepaid royalties                                         (989)     (293)
                                                        ---------  --------
        Net cash used for investing activities            (1,132)     (369)
                                                        ---------  --------

Cash flows from financing activities:

  Stockholder distributions                                 ---     (2,815)
  Proceeds from sale of common stock                        ---      9,445
                                                        ---------  --------
        Net cash from financing activities                  ---      6,630
                                                        ---------  --------
  Net increase (decrease) in cash and cash equivalents      (554)    7,540

  Cash and cash equivalents at beginning of period         7,794       924
                                                        ---------  --------
  Cash and cash equivalents at end of period            $  7,240   $ 8,464
                                                        =========  ========

See accompanying notes to financial statements.

                             MYSOFTWARE COMPANY
                        NOTES TO FINANCIAL STATEMENTS


1.  Basis of Presentation

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations have been made. Operating results for interim periods are not necessarily indicative of results which may be expected for a full year. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the 1995 consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K filed with the Commission.

The prepartion of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

2.  Income Taxes

The Company's income statements for the nine-month period ended September 30, 1995 included a $269,000 one-time net credit resulting from the establishment of the Company's net deferred tax assets upon its conversion to a C corporation.

3.  Pro Forma Information

The unaudited pro forma amounts included in the accompanying pro forma income statement for the nine-month period ended September 30, 1995, reflect an unaudited pro forma adjustment for the provision for income taxes as if the Company had been a C Corporation, fully subject to federal and state income taxes.

4.  Pro Forma Per Share Computation

Pro forma net income per share is computed using pro forma net income (as described in note 3) and is based on the weighted average number of shares of common stock outstanding and common equivalent shares from the stock options outstanding (using the treasury stock method). In accordance with certain Securities and Exchange Commission (SEC) Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the offering date as if they were outstanding for all periods presented using the treasury stock method and the anticipated IPO price. In addition, the pro forma calculation includes 160,000 shares deemed to be outstanding representing the number of shares (at the assumed initial public offering price) sufficient to fund the final S Corporation distribution.

5.  Write-off of Acquired In-Process Research and Development

The income statement for the nine months ended September 30, 1996 includes a one-time write-off of $255,000, resulting from the Company's acquisition of technology which had not reached technology feasibility from MediaTech Corporation, an Internet publishing tools company.

     Item 2. Management's Discussion and Analysis or Plan of Operation

This discussion contains forward-looking statements, which are subject to certain risks and uncertainties, including without limitation those risks and uncertainties described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which has been filed with the Securities and Exchange Commission. Actual results may differ significantly from those discussed in the forward-looking statements.

Results of Operations

Three Months Ended September 30, 1996 and 1995

Net revenues for the three months ended September 30, 1996 increased $669,000, or 19 percent, to $4.3 million, compared with net revenues of $3.6 million for the corresponding quarter in 1995. The increase in net revenues resulted from increased sales to retailers and distributors of the Company's existing product titles. During the quarter, the Company also benefited from the introduction of three new products: MyInternetBusinessPage, MyProfessionalMarketingMaterials, and Easy Custom Invoices.

Gross profit for the three months ended September 30, 1996 increased 15 percent to $3.0 million, from $2.7 million in the same period in 1995. Gross margin for the third quarter was 71.3 percent, compared to 73.5 percent for the same period in 1995. The decrease in the gross margin for the quarter was primarily due to a change in the freight arrangements with certain customers. The Company's gross margins vary primarily from period to period due to changes in product mix, the timing and nature of promotional activities, changes in product return levels, and the amortization of prepaid royalties.

The Company's total operating expenses for the three months ended September 30, 1996 increased 20 percent to $2.5 million, from $2.1 million for the same period of 1995. The increase in operating expenses resulted primarily from continued investment in new product development and marketing, as well as an increase in headcount. Product development expenses were up 28 percent to $511,000 in the three months ended September 30, 1996, compared to $400,000 in the same period of 1995, primarily reflecting the Company's efforts to upgrade its products to operate with Windows 95 as well as development of new products.

Sales and marketing expenses increased 17 percent to $1.5 million in the third quarter, from $1.3 million in the comparable 1995 quarter. Sales and marketing expenses increased principally as a result of increased employee expenses due to higher headcount. General and administrative expenses increased 25 percent to $473,000 in the three months ended September 30, 1996, from $378,000 in the same period of 1995, primarily as a result of an increase in headcount.

Operating income was $528,000 for the three months ended September 30, 1996, down 5 percent from operating income of $558,000 in the comparable period of 1995, reflecting higher operating expenses partially offset by increased net revenues.

Interest income was $102,000 for the quarter ended September 30, 1996, compared to $134,000 for the comparable period of 1995. The decrease in interest income was due to lower cash balances in the 1996 period compared to the 1995 period.

The Company reported an income tax expense for the three months ended September 30, 1996 of $230,000 with an effective tax rate of 36 percent.
The lower tax accrual rate was due to the reinstatement of the research and development tax credit starting July 1, 1996. Income tax expense in the three months ended September 30, 1995 was $270,000.

The resulting net income for the three months ended September 30, 1996 was $400,000, compared to net income of $422,000 in the comparable period in 1995, a 5 percent decrease.


Nine Months Ended September 30, 1996 and 1995

For the nine months ended September 30, 1996, net revenues increased $1.3 million, or 14 percent, to $10.4 million, compared with net revenues of $9.1 million for the corresponding period in 1995. The increase was primarily attributable to increased sales of the Company's existing software titles, in addition to new releases prior to and during the first nine months of 1996.

For the nine months ended September 30, 1996, gross profit increased 11 percent to $7.6 million, from $6.8 million for the corresponding period in 1995. Gross margin for the nine months ended September 30, 1996 was 72.4 percent, compared to 74.4 percent for the same period in 1995. The decrease in the margin percent for the period was primarily due to a change in the freight arrangements with certain customers.

For the nine months ended September 30, 1996, total operating expenses increased 32 percent to $7.4 million, from $5.6 million for the corresponding period in 1995. The nine-month 1996 period included a one-time write-off of $255,000 of in-process research and development, resulting from the Company's acquisition of technology from MediaTech Corporation, an Internet publishing tools company.

For the nine months ended September 30, 1996, product development expenses were up 51 percent to $1.4 million, compared to $943,000 for the corresponding period in 1995, reflecting the Company's efforts to introduce new products and to update its existing products to Windows 95 while adding additional features.

For the nine months ended September 30, 1996, sales and marketing expenses increased 21 percent to $4.4 million compared to $3.6 million for the corresponding period in 1995, primarily as a result of increased employee expenses resulting from higher headcount.

For the nine months ended September 30, 1996, general and administrative expenses increased 30 percent to $1.3 million, compared to $1.0 million for the corresponding period in 1995. Much of the increase was attributable to higher expenses associated with the Company's status as a public company, as well as an increase in headcount.

For the nine months ended September 30, 1996, the Company reported operating income of $194,000, compared to an operating income of $1.2 million in the corresponding period in 1995.

Interest income in the first nine months of 1996 was $295,000, compared to $161,000 for the corresponding period in 1995; the increased interest income was generated by the invested proceeds of the Company's initial public offering.

For the nine months ended September 30, 1996, the Company reported an income tax expense of $176,000, compared to an expense of $18,000 for the corresponding period in 1995. The Company received an income tax benefit in June 1995 of $254,000 due to a one-time $269,000 net credit from the establishment of the Company's net deferred tax assets upon its conversion to a C corporation that month.

For the nine months ended September 30, 1996, the Company reported net income of $313,000 compared to net income of $1.4 million in the comparable period in 1995 and to a pro forma net income of $850,000 for the 1995 period.

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


Liquidity and Capital Resources

Since its inception, the Company has financed its activities almost exclusively from cash generated by operations and contributions to capital by its stockholders. Except for its initial public offering in June 1995, the Company has not borrowed money or sold stock since 1988.

As of September 30, 1996, the Company had $7.2 million in cash and cash equivalents. The Company believes that its existing cash, its ability to obtain additional credit, and cash generated by operations will be sufficient to meet its working capital needs at least through 1997.

                       PART II. OTHER INFORMATION



ITEM 2. CHANGES IN SECURITIES: None since registration

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


       	Exhibit 11.	Computation of Net Income Per Share and Pro Forma Net
                        Income Per Share is on page 14.


ITEMS 1,3,4 AND 5 ARE NOT APPLICABLE.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             	MySoftware Company




Date: November 1, 1996                       	By:/s/ Thomas C. Hoster
                                            	Thomas C. Hoster
                                            	Chief Financial Officer

                            INDEX TO EXHIBITS


Exhibit Number                                                Page Number

     11            Computation of Net Income Per Share and         15
                   Pro Forma Income Per Share


                             MYSOFTWARE COMPANY

                                 Exhibit 11

                     COMPUTATION OF NET INCOME PER SHARE
                     AND  PRO FORMA NET INCOME PER SHARE
                    (in thousands, except per share data)

                                    Three Months Ended   Nine Months Ended
                                       September 30,        September 30,
                                    -------------------   ------------------
                                       1996      1995        1996     1995
                                    ---------  --------    --------  -------
Net income                          $    400    $   422     $    313
                                    =========   ========    ========
Weighted average number of shares of
common stock outstanding                4,231     4,219        4,231


Number of Common Stock Equivalents
as a result of stock option outstanding
using the treasury stock method           100       175           79
                                    ---------   --------   ---------
                                        4,331     4,394        4,310
                                    =========   ========   =========

Net income per share                $    0.09   $  0.10    $    0.07
                                    =========   ========   =========

Pro forma net income                                                  $   850
                                                                      =======

Weighted average number of shares of
common stock outstanding                                                3,611

Number of Common Stock Equivalents
as a result of stock option outstanding
using the treasury stock method                                            58

Number of stock options granted in
accordance with SAB No. 83                                                 98

Shares deemed outstanding to fund final
S Corporation shareholder distribution                                    107
                                                                       ------
                                                                        3,874
                                                                       ------

Pro forma net income per share                                         $ 0.22
                                                                       ======
