Form 10KSB
period 1996-12-31
MYSOFTWARE CO
filed 1997-03-28
CIK 944950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                         __________________________
                                FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

                        Commission File Number: 0-26008

                            MYSOFTWARE COMPANY
              2197 E. Bayshore Road, Palo Alto, California 94303
                              (415) 473-3600
Incorporated in                        I.R.S. Employer Identification No.
Delaware                                          77-0195362

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    x   No  ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB. [ X ]

Based on the closing price of $2.625 on February 28, 1997, the aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 1997, was $6,719,921.
The number of shares outstanding of the registrant's common stock as of December 31, 1996, was 4,233,366.

                     DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement dated April 14, 1997 to be delivered to shareholders in connection with the Notice of Annual Meeting of Shareholders to be held on May 22, 1997, are incorporated by reference into
Part III.

                            TABLE OF CONTENTS

                                                     										Page No.
                                  PART I

Item 1.  Business                                                  3

Item 2.  Properties                                               18

Item 3.  Legal Proceedings                                        18

Item 4.  Submission of Matters to a Vote of Security Holders      18

                                  PART II

Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters                                      19

Item 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operation                       20

Item 7.  Financial Statements and Supplemental Data               22

Item 8.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                      22

                                  PART III

Item 9.  Directors and Executive Officers of the Registrant       23

Item 10. Executive Compensation                                   24

Item 11. Security Ownership of Certain Beneficial Owners and
         Management                                               24

Item 12. Certain Relationships and Related Transactions           24

Item 13. Exhibits and Reports on Form 8-K                         25

Signatures                                                        26

Financial Statements                                              28

Exhibits                                                          44

                                 PART 1
ITEM 1. BUSINESS

MySoftware Company (the "Company" or "MySoftware"), designs, markets, and supports a family of leading task-specific software applications for small businesses, including home-based businesses. The Company also designs, markets, and supports a family of tools that allow users to create and enhance Internet web pages for both business and personal use. The Company was founded in 1986 and completed its initial public offering in June 1995.

All of MySoftware's products are fully featured to meet the requirements of a particular task, yet they are easy to learn and easy to use. The Company places significant emphasis on consumer marketing techniques in developing products and building brand awareness. The Company's products are distributed primarily through computer software and office supply retailers throughout the United States and Canada. The Company also sells complementary paper products and receives commissions from the sales of such products by third parties.

A recent report by Link Resources found that there are approximately 16.4 million small businesses and income-generating home offices in the United States. According to a Home Office Computing (January, 1995) survey, the top three challenges facing small businesses are: obtaining new business clients, growing business, and promoting business. The Company's own research indicates that small businesses are concerned about projecting a professional image in their sales and marketing materials and in other communications with customers. Traditionally, most small businesses have prepared brochures, mailing labels, invoices, and other sales and marketing materials manually, usually with mediocre results, or have relied on costly third-party providers.

Today, small businesses are rapidly adopting new office productivity technologies. Penetration of computers in the small business market increased from 40% in 1989 to 73% in 1996, according to IDC/Link. Moreover, the availability of low cost, high resolution laser and ink-jet printers, including color printers, has made it possible to produce professional-looking materials directly from personal computers. As a result, small businesses are increasingly using their computers to combine text, data, and color graphics to produce high-quality marketing materials on their own desktops.

To serve this market, a number of companies have begun to offer marketing and communications products targeted toward small businesses. These companies include Dun and Bradstreet Corp. and American Business Information, Inc. ("ABI"), providing targeted mailing lists; PaperDirect, Geographics, Inc., ("Geographics"), and BeaverPrints, Inc. ("BeaverPrints"), providing pre-printed papers; and Kinko's Copies and Alpha Graphics, Inc., providing production services. Although various general purpose software applications, such as word processing and desktop publishing applications, have a broad range of features and can be used to perform many of the sales and marketing tasks desired by small businesses, these applications are often complex and relatively difficult to use. Accordingly, the Company believes that there is a substantial opportunity for task-specific software designed to provide cost-effective, easy-to-learn, and easy-to-use solutions to busy, results-oriented small business users.

Small businesses are also increasingly recognizing the power of Internet web pages both as marketing tools and as cost-effective alternatives to advertising and direct mail. The Company believes that there is a substantial opportunity to provide small businesses, as well as individuals, with easy-to-learn and easy-to-use tools that allow the creation and enhancement of web pages and other applications on the Internet.

COMPANY STRATEGY

MySoftware's core products address the sales and marketing needs of small businesses: communicating with customers, attracting new business, and maintaining customer databases. In order to address this emerging market, the Company has focused on becoming the leading seller in its core categories, including brochures, mailing, labels, business cards, and invoices and estimates. The Company also focuses on tools that allow users to take advantage of the immediacy and efficiency of the Internet for both business and personal communications. Key elements of the Company's strategy are summarized below.

Provide a family of fully featured, task-specific applications. The Company's target users are busy and results-oriented. These users often find general purpose software programs cumbersome to learn and to use for a particular task. By developing task-specific applications, MySoftware makes its products easy-to-learn and easy-to-use, while incorporating all the capabilities needed to successfully perform a focused task. Users can solve other small business marketing problems by purchasing additional task-specific software from MySoftware's family of interoperable products.

Build product loyalty and brand name. The Company believes that building its brands - MySoftware, Pacifica, and Jalepeno - is important to its long-term success. By offering families of functionally related products that complement one another and have similar names and packaging within the brand, the Company aims to raise brand awareness and increase sales of each of its products. MySoftware also conducts an active brand marketing and communications campaign, including Internet advertising, retailer promotions, and public relations efforts. To further increase consumer exposure to its products, the Company established cooperative marketing arrangements with companies that offer complementary sales and marketing products. To date, MySoftware has established such arrangements with Avery Dennison Corporation ("Avery"), BeaverPrints, iMarket Inc., and PaperDirect.

Focus on core product categories. MySoftware focuses its marketing and development resources on seven core product categories: brochures; mailing; labeling; business cards; invoicing and estimating; Internet web page creation; and Internet page enhancement tools. By maintaining this focus, the Company believes it is better able to understand customer needs, produce easy-to-learn and easy-to-use products, build its brand names, and lead the market in these categories.

Emphasize market-driven product development. The Company employs extensive market research and user feedback to define, develop, and improve its products to meet customer needs more effectively. MySoftware applies an integrated four-step consumer marketing process to define, develop, and improve its products. These steps include: performing consumer research to identify user needs and behavior; incorporating the research into easy-to-learn and easy-to-use, fully featured, task-specific applications; validating these designs with both pre- and post-release usability testing; and monitoring customer support and product returns feedback.

Leverage core competencies. MySoftware leverages its core competencies in product development, and sales and marketing through strategic use of third-party service providers. The Company has chosen to use third-party providers to perform functions that can be better or more effectively performed by a specialized organization. These functions include software coding, assembly, customer technical support, and telephone customer registration. MySoftware believes that this organizational approach allows it to achieve quality and flexibility and to control costs, while maintaining effective control over its business operations.

Focus on retail channel. The Company's distribution efforts are focused on the retail channel, since most small businesses and individuals purchase software through retail outlets. The Company actively seeks to increase its visibility in the retail channel by conducting periodic retail promotions, monitoring sell-through and inventory levels, locating its sales force near major retailers, designing its packaging for self-service selling environments, supporting retailers' advertising and promotional efforts, and conducting independent public relations and advertising efforts.

PRODUCTS

The Company's core products are a family of leading task-specific software applications that address the specific sales and marketing needs of small businesses with ten or fewer employees. The Company provides users with powerful, easy-to-learn and easy-to-use solutions for creating customized, professional-quality brochures, mailing lists, labels, invoices, estimates, business cards, and other marketing communications materials. The Company backs its products with a 30-day money-back guarantee. All of MySoftware's core applications are available for both Microsoft Windows 3.1 and Windows 95. The Company believes its products are the best-selling task-specific software applications by dollar volume in the United States in the brochure, mailing, labeling, business cards, and stand-alone invoicing categories. The Company's development strategy has been to expand its leadership position in its core product categories by introducing new versions of its applications to take advantage of the Windows 95 operating environment.

In 1996, the Company expanded its product categories by creating products that serve two new markets: Internet web page creation and Internet page enhancement tools. Its new products in these categories share the design and development philosophy of the Company's core products: the programs are powerful, easy-to-learn, easy-to-use, branded, and task-specific.

MyBrochures/MyAdvancedBrochures/MyProfessionalMarketingMaterials
MyBrochures was originally introduced in April 1994. The Advanced version was introduced in September 1994; in addition to professional-looking color brochures, it enables users to design and produce flyers, postcards, menus, bulletins, and invitations in a variety of formats and sizes. The Windows 95 version of the program was introduced in September of 1995. MyProfessional-MarketingMaterials was introduced in September 1996. The latter program provides customers with more than 600 color printable designs, as well as allowing them to design from more than 500 pre-printed specialty papers.

MyAdvancedMailList/MyMailManager
MySoftware's initial mailing list product was introduced in September 1987. MyAdvancedMailList, introduced in June 1989, stores and organizes mailing list data that can be printed in a variety of forms, including rolodex cards, envelopes, address books, and mailing labels, or used in conjunction with other MySoftware applications, such as MyAdvancedBrochures. MyAdvancedMail-List has a built-in database function that enables MySoftware's customers to maintain and sort mailing lists and other customer data. MyProfessional-MailManager, introduced in September 1994, includes the MyAddressChecker application, a CD-ROM of every valid address in the United States, enabling users to qualify for bulk mail discounts. Users must purchase bi-monthly CD-ROM updates to continue to qualify for postal discounts. The program verifies and corrects addresses and supplies the appropriate ZIP+4 data necessary to print delivery point bar codes and to qualify for these discounts. MyMailManager, designed for Windows 95, was introduced in December 1996; it includes new usability features and also works with MyAddress-Checker. MyAdvancedMailList was a 1997 "Editors' Pick" in the Miscellaneous Business Software category by Home Office Computing magazine.

MyAdvancedLabelDesigner
MySoftware's initial labeling product was introduced in March 1988. MyAdvancedLabelDesigner, introduced in May 1992, enables the user to design and print attractive, professional-looking, color labels in standard and custom sizes, including mailing labels, name cards, Rolodex cards, file folders, labels and business cards. Text, data, and graphics can be entered directly into MyAdvancedLabelDesigner or imported from other applications such as dBase, Paradox, and Access. Labels can be enhanced with special design elements embedded in the application, including color, rotated text, and clip art. In March 1996, the Company introduced the Windows 95 version of MyAdvancedLabelDesigner, which supports ten different label brands and more than 500 label sizes.

MyAdvancedInvoices and Estimates/EasyCustomInvoices
MySoftware's initial invoice product was introduced in December 1990. The Advanced version, introduced in August 1993, is an invoicing, estimating, and cash management application. The program easily produces professional-looking invoices and estimates on plain paper or on a variety of pre-printed forms. The application also produces a variety of sales and accounts-receivable reports designed to assist small businesses in analyzing financial and accounting aspects of their businesses. EasyCustomInvoices,designed for Windows 95 and introduced in September 1996, allows enhanced customization of a customer's invoices. MySoftware also sells pre-printed invoice, estimate, and statement forms for use with MyAdvancedInvoices and Estimates and EasyCustomInvoices.

MyProfessionalBusinessCards
In April 1995, the Company introduced MyProfessionalBusinessCards in its new business card product category. Following its task-specific application strategy, MySoftware has given small business owners a tool for creating professional-looking business cards in minutes. This program gives small business owners the flexibility to design and print small quantities of customized business cards for any occasion. MyProfessionalBusinessCards is available in both Windows 3.1 and Windows 95 versions. The Windows 95 version was named one of the Top 100 CD-ROMs of 1996 by PC/Computing magazine.

MyInternetBusinessPage
In August 1996, the Company introduced MyInternetBusinessPage, its first Internet-related product. The product allows users to create and publish Internet web pages on the World Wide Web. The product is created specifically to address the needs of small businesses, and includes dozens of easy-to-customize templates, including a pre-designed form that customers can use to communicate via electronic mail with the page owner. Users are not required to learn the HTML programming language to create their pages, and are able to publish their pages on the World Wide Web using SwiftSite or another Internet publishing site. MySoftware earns a share of fees that users pay to SwiftSite for publishing; revenues to date from this source have not been significant.

Jalapeno Hot Buttons
In December 1996, the Company released two products, Hot Buttons and Hot Banners, that allow authors of web sites to create graphic images that enhance the visual impact of their web pages. These two products are the first products released under the Company's new Jalapeno brand. Hot Buttons allows users to create customized professional-quality buttons, headers, bullets, page breaks, and other web graphic elements without having to learn complicated photo or paint manipulation programs. The elements created by this program can be used with all of the major web page authoring tools on the market, including MyInternetBusinessPage and Pacifica Personal WebPage Designer. The target market of the product includes all Internet authors, both personal and professional.

Jalapeno Hot Banners
Hot Banners was also released in December 1996. The program allows users to create banners and other web graphics containing multiple text and image elements. Like Hot Buttons, Hot Banners is easy to use and creates elements that can be used by web authors, personal and professional, with all the leading web page authoring tools.

Pacifica Personal WebPage Designer
In December 1996, the Company introduced Pacifica Personal WebPage Designer. This product is the first product introduced under the Company's new Pacifica Internet-Authoring Tool product line. Personal WebPage Designer is targeted at the needs of individuals who are interested in creating web pages and includes everything one needs to design and publish a web site without any knowledge of the HTML programming language. The program comes with more than a dozen templates for showcasing hobbies, resumes, and family events. The program allows an entire web site or portions of it to be password-protected to guard the privacy of the author. The program includes one-button instant publishing capability at SwiftSite, or users can choose to publish at the web site of their choice.

Other Products
The Company also sells a simple database program, MyDataBase, the American Check Printers line of checks for personal financial programs, and other products that are not expected to contribute materially to the Company's future revenues.

PRODUCT DEVELOPMENT

The software industry is undergoing rapid changes, including evolution of industry standards, introduction of new operating systems and environments, frequent new product introductions, introduction of new media, and changes in customer requirements and preferences. The Company believes that its future success will depend in large part upon its ability to keep pace with competitive offerings, to adapt to new operating systems, hardware platforms, media, Internet technologies, and industry standards, and to provide additional functionality by enhancing its existing products and introducing new products on a timely basis.

The Company focuses on developing and improving its family of core products at the same time as it develops products in complementary software categories. This focused strategy allows MySoftware to know its market and to develop solutions to customer problems. In order to meet the business development needs of small businesses, the Company works with current and prospective users to define the functionality of the Company's new products and make improvements to its existing products. The Company's development process is organized around multi-functional teams composed of product development, marketing, and testing personnel who work together in the development of products from an earlier design stage. This team approach ensures a high level of marketing and customer support input throughout many stages of product development.

MySoftware conducts systematic usability testing as an integral part of the product development process, beginning with the product specification phase, continuing during development and beta testing phases, and concluding with post-release customer satisfaction audits. This testing is used to identify potential problems quickly and formulate early solutions. In addition to monitoring customer support calls and requests, the Company has in place a mandatory customer registration program that further enhances its ability to monitor customer use of its products and to obtain valuable customer feedback.

MySoftware creates all product specifications for both new products and updates of its existing products, and maintains internal control over the creative and market-driven aspects of product development. Once a product has been defined and a detailed specification has been designed, the Company leverages its resources by outsourcing coding functions. The Company relies primarily on three independent firms with which the Company has worked for six, four, and one years, respectively, to perform the majority of the coding for its software products, including coding for new products and maintenance and bug-fix releases, and updates for existing products. The need to update the Company's products, both for enhanced functionality and for ease of use under new operating platforms, increases the Company's dependence on these third-party coders. The Company has entered into separate software development agreements for the development of specific pieces of software as work-for-hire with its third-party coders. The Company compensates third-party coders primarily through payments for software production costs and royalty payments. Royalty expenses are at 2% of net revenues of the revelant products, with a dollar maximum cap on total royalty payments for certain products.The Company generally owns all intellectual property rights to products developed by third-party coders with the exception of the base code for MyBrochures, MyAdvancedBrochures, MyProfessionalMarketingMaterials, and MyProfessionalBusinessCards. With respect to these products, the Company owns the code for the user interface, while the base code is owned by the third-party coder. The Company holds an irrevocable, non-exclusive license to copy and distribute the executable code compiled from the base code and to make limited modifications. Third-party coders have also agreed not to develop or market any stand-alone desktop publishing software based on the base code that competes with the Company's products prior to October 1998. The Company's success depends in part on its continued ability to obtain and renew agreements for coding by independent software developers. There can be no assurance that the Company will be able to obtain or renew such coding agreements on favorable terms, if at all.

The Company has made use of shared code across products. For example, MyAdvancedMailList and MyAdvancedLabelDesigner share portions of the same base code, and the code for MyAdvancedBrochures was used to develop

MyProfessionalBusinessCards. The Company believes its ability to share and reuse significant blocks of code across multiple products has enabled it to shorten development time and reduce development costs.

In order to enhance its leadership position, the Company devoted considerable resources in product development to expanding its Windows 95 product line in 1995 and 1996. MyAdvancedBrochures 95 was introduced in September 1995, and two new Windows 95 products, MyProfessionalBusinessCards 95 and MyAdvanced-LabelDesigner for Windows 95, were introduced in March 1996. EasyCustom-Invoices was shipped in September, 1996, and MyMailManager was shipped in December, 1996.

In January 1996, the Company acquired the intellectual property of MediaTech, Inc. ("MediaTech"), a publisher of Internet products. This acquisition accelerated the Company's development of MyInternetBusinessPage and subsequent Internet products.

As of December 31, 1996, the Company had 24 full-time and 6 part-time professional and technical employees engaged in product development. During the years ended December 31, 1996, 1995, and 1994, product development expenses were $1,988,881, $1,342,045, and $1,100,554, respectively, not including capitalized software production costs of, $1,253,117, $742,419, and $227,579, respectively.

SALES AND MARKETING

Sales
The Company's products are distributed primarily through computer software and office supply retailers throughout the United States and Canada, including computer superstores (Computer City Super Center; CompUSA Inc.; Elek-tek, Inc.; Fry's Electronics, Inc.; MicroCenter), office warehouse clubs (Office Depot Inc.; OfficeMax; Staples Inc.), software specialty stores (Egghead Inc.; Electronics Boutique), mass merchants (Target; Wal-Mart), consumer electronics stores (BestBuy Co., Inc.) and general warehouse clubs (Price/Costco Inc.; Sam's Club). Of the Company's top twelve retail outlets, MySoftware sells directly to seven and services the other five retailers through distributors such as Ingram Micro, Inc. ("Ingram"), Merisel, Inc. and GoodTimes. Ingram and Office Depot, Inc. accounted for net revenues of 34% and 29% for 1996, 28% and 23% for 1995, and 23% and 14% for 1994,
respectively. The Company has nonexclusive arrangements with its distributors and retailers that generally do not require minimum purchases of the Company's products and may be terminated at any time.

The Company monitors product sell-through and retail inventory information. Most of the Company's distributors and key retailers provide weekly or monthly sell-through data as well as current inventory information. This information is analyzed for both positive and negative trends and is used to assist the Company's retailers in managing product inventory levels. This information is also used to determine the effectiveness of retail promotions and account advertising. The Company's promotional vehicles are also geared toward increasing customer exposure to its products with additional facings and high traffic locations.

The Company's major accounts are served through a combination of direct sales representatives and independent manufacturers' representative firms. The Company has two full-time detailers and six contracted representatives to test the shelf positioning of its products and to reduce out-of-stock situations. The Company maintains sales forces in the Boston, Dallas, Los Angeles, and Miami metropolitan areas, and has contracted with manufacturers' representative firms in the Dallas and Minneapolis metropolitan areas. Revenues from sources outside of North America have not been significant to date.

Cooperative Marketing Arrangements
MySoftware has entered into cooperative marketing relationships with companies that sell products complementary to the Company's products, including paper products and targeted mailing lists. In exchange for inserting these marketing partners' catalogs and product samples inside the Company's retail software packages, the Company receives a per-registered-user fee or sales commission on any sales generated by the Company's activities or other promotional consideration. MySoftware currently has cooperative marketing programs with BeaverPrints and PaperDirect. To date, these activities have not produced significant revenues, but the Company believes these activities contribute to its brand-building efforts. There can be no assurance that any of these arrangements can be maintained or will benefit the Company.

In addition, the Company has developed custom versions of its products for sale by some of its marketing partners. The Company has entered into a resale contract with New England Business Systems, Inc. ("NEBS") for various MySoftware titles. There is no assurance that any significant revenue will result from these activities or that any of these relationships can be maintained.

Marketing
MySoftware's marketing department is responsible for product management, development of new market opportunities, and building brand recognition through advertising and other promotional techniques. The Company's marketing department has two main areas of focus: product marketing and corporate marketing.

The Company's product marketing group is responsible for analyzing the marketing needs of small businesses and individuals, specifying product features, validating product ease-of-learning and ease-of-use, managing package design, coordinating product training, developing sales of complementary products and services, and increasing repeat purchases by existing customers. Market research is an integral part of MySoftware's customer-focused approach, enabling the Company to continue to improve existing products and define new products. Product marketing personnel work closely with product development engineers to develop overall product development specifications based on demonstrated customer needs.

The Company's corporate marketing group focuses on building the MySoftware, Pacifica, and Jalapeno brands. Its responsibilities include external communications, such as advertising, promotions, and public relations. MySoftware also conducts periodic retail promotions designed to increase short-term sales and strengthen relationships with retailers.

CUSTOMER SUPPORT

The Company's customer support activities not only provide valuable services to its customers and enhance customer satisfaction, but also provide valuable customer input to the Company's product development process. MySoftware provides customer technical support through a third party managed by the Company's internal customer support group, thereby achieving satisfactory customer support on a cost-effective basis. The Company receives daily downloads of data from its customer technical support provider, allowing it to monitor service levels and customer satisfaction. The Company's contract with its customer technical support operator can be terminated on 30 days' notice by either party. This third party provider also provides services to several larger companies, and there can be no assurance that demands from such companies or other factors will not result in termination of this relationship. The unavailability of such a firm to perform customer technical support for the Company would result in significant disruption to the Company's operations, could lead to customer dissatisfaction, and could have an adverse effect on the Company.

OPERATIONS

The Company directly performs all purchasing, finished goods inventory management and warehousing, scheduling, order processing, and shipping. The Company prepares master software diskettes, CD-ROMs, user manuals, and packaging designs, and conducts independent quality control and testing at its facilities. Diskette and CD-ROM duplication, printing of documentation, and packaging and assembly are performed by independent contractors to the Company's specifications. To date, the Company has not experience any material difficulties or delays in the manufacture and assembly of its products. However, if such difficulties and delays were encountered and if the Company's transition to an alternate vendor were not completed promptly, the Company could be adversely affected.

The Company generally ships products within three days of receipt an order.
As a result, the Company has relatively little backlog at any given time, and does not consider backlog to be a significant indicator of future performance.

COMPETITION

The market for the Company's small business and Internet products is intensely competitive, and is characterized by pressure to increase marketing and promotional activity, incorporate new features, release new product versions, and reduce prices. Existing software companies may broaden or enhance their product lines to compete with the Company's products, and other potential new competitors, including computer hardware manufacturers, diversified media companies, and small business service companies, may enter or increase their focus on the small business software market, resulting in even greater competition for the Company. The Company's software products compete with task-specific products sold by Avery (labeling software), Intuit, Inc. ("Intuit") (invoicing software), The Learning Company, Inc. ("The Learning Company") (business card, mailing, and labeling software), and several other companies of varying size and financial and marketing strength. The Company's products also compete with general purpose programs, such as word processing, database and desktop publishing products from major software companies, including Adobe Systems Incorporated ("Adobe"), Lotus Development Corp. ("Lotus"), Microsoft Corp. ("Microsoft"), and Corel Corporation ("Corel"). The Company believes it would face increased competition from such general purpose programs if such programs were designed for greater ease-of-use of task-specific functions. In addition, new operating systems may incorporate features enabling users to accomplish small business marketing and other tasks currently addressed by the Company's software products. The Company's Internet products compete with products from Adobe, Corel, Microsoft, Netscape Communications Corporation ("Netscape"), and other companies of varying size and competitive strength. The Company's Internet products may face increased competition in the future to the extent that all or part of the functionality of the Company's Internet products are made available to users for free over the World Wide Web.

The Company's strategy of focusing on its core and complementary products heightens the competitive risk. Many of the companies with which the Company currently competes, or may compete in the future, have greater financial, technical, marketing, sales and customer support resources, as well as greater name recognition and access to customers, than the Company. The competition for retail shelf space and direct Internet selling is also likely to increase due to the proliferation of software products and companies. Failure to achieve and maintain unit sales volumes may result in loss of shelf space which may, in turn, lead to further reductions in sales volumes.

Only a small percentage of products introduced in the market achieve any degree of sustained market acceptance. Principal competitive factors in the marketing of software include product features, quality, reliability, technological sophistication, brand recognition, ease-of-learning, ease-of-use, merchandising, access to distribution channels and retail shelf space, marketing, advertising, public relations, price, and the availability and quality of support services. The Company believes that it competes effectively in these areas, particularly in the areas of quality, brand recognition, ease-of-learning, ease-of-use, merchandising, access to distribution channels and retail shelf space. To the extent that competitors achieve performance, price, or other selling advantages, the Company could be adversely affected. There can be no assurance that the Company will have the resources required to respond to market or technological changes or to compete successfully in the future. In addition, increasing competition in the small business or Internet software market may cause prices to fall, which could adversely affect the Company.

PROPRIETARY RIGHTS AND LICENSES

The Company relies primarily on a combination of trademark, copyright, and trade secret laws, employee and third-party nondisclosure agreements, and other methods to protect its proprietary rights. The Company does not include in its products any mechanism to prevent or inhibit unauthorized copying. Unauthorized copying occurs within the software industry, and if a significant amount of unauthorized copying of the Company's products were to occur, the Company could be adversely affected. In addition, as the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Use of third-party coders may increase the risk of infringement of the rights of others. The third-party coders' liability to the Company for any infringement of copyrights, trade secrets, or patents is contractually limited to royalties received from the Company.

Although the Company has not been the target of any actual, pending, or threatened intellectual property litigation, there has been substantial litigation regarding copyrights, trademark, and other intellectual property rights involving computer software companies. Any such claims or litigation, with or without merit, could be costly and a diversion of management's attention, which could have a material adverse effect on the Company.
Adverse determinations in such claims or litigation could have a material adverse effect on the Company.

EMPLOYEES

As of December 31, 1996, the Company employed 73 full-time employees and 8 part-time employees. Of the Company's full-time employees, 33 are in sales and marketing, 24 are in development, 4 are in customer support, 7 are in administration and finance, and 5 are in operations. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes that it has good employee relations.

RISK FACTORS

The following risk factors should be considered carefully in addition to the other information contained in this Form 10-KSB.

Emerging Market; Uncertainty of Market Acceptance
The Company's success is dependent on the market acceptance of its new and existing products. Substantially all of the Company's revenues are derived from the sale of task-specific software applications for small businesses and Internet page authors. The market for such products is relatively undeveloped, making it difficult to predict with any assurance the future size of the market. The Company's focus on a small number of core products heightens exposure to these market development and product acceptance risks. Furthermore, because the success of a majority of the Company's current and planned products depends upon continued widespread use by small businesses of traditional paper media in the conduct of their businesses, increased use of competing means, such as the Internet and other means of electronic communications, could adversely affect the Company. The Company embraces a strategy of building brand name recognition primarily through use of consumer marketing techniques. This strategy is likely to require increased sales and marketing expenditures. There can be no assurance that the Company will be able to build brand recognition successfully, or that its marketing strategy will be successful. There also can be no assurance that the Company's existing products will achieve broad-based market acceptance, that sales of such products will continue at historical rates or that the Company will introduce new products that achieve significant market acceptance in the future.

Changes in Technology and Industry Standards; Timing and Quality of New Product Offerings
The software industry is undergoing rapid changes, including evolution of industry standards, introduction of new operating systems and environments, frequent new product introductions, introduction of new media such as CD-ROM, advancements in Internet technology, and changes in customer requirements and preferences. The Company believes that its future success will depend in large part upon its ability to keep pace with competitive offerings, to adapt to new operating systems, hardware platforms, media, and industry standards, and to provide additional functionality by enhancing its existing products and introducing new products on a timely basis. The development cycle for products utilizing new operating systems or formats may be significantly longer than the Company's current development cycle for products on existing operating systems and formats. If the Company were unable to develop such products in a timely manner due to resource constraints or technological or other reasons, this inability would have a material adverse effect on the Company. Failure to develop and introduce new products and product enhancements in a timely fashion could result in significant product returns and inventory obsolescence and could have a material adverse effect on the Company. In addition, introduction or anticipation of new or improved products by others could also result in lower sales and increased product returns.

The Company has introduced Windows 95 products in each of its core product categories in the period from September 1995 to December 1996. The initial adoption rate of Windows 95 applications has been slower than expected. There can be no assurance as to the speed or breadth of adoption of the Windows 95 operating system by small businesses, or that the Company will be able to effect a successful transition in connection with the introduction of such products. In addition, introduction of the Windows 95 operating system may affect customer preferences and the demand for new small business software in ways which are not foreseen. There can be no assurance that the current demand for the Company's Windows 95 products will continue or that the mix of the Company's future product offerings will keep pace with technological changes or satisfy evolving customer preferences. Moreover, given the extent of the Company's focus on Windows 95, any increase in market acceptance of other operating systems or technologies, including Java, at the expense of the acceptance of Windows 95, could have a material adverse effect on the Company. The Company's current plans do not provide for development of any new products for Apple Macintosh computers, revenues from which represented
3% of net revenues from domestic distributors and retailers in 1996. Such revenues are expected to continue to decrease over time, and the Company ultimately may discontinue such products. In addition, changes in printer technology may affect customer demand for particular types of paper products, and may adversely affect the Company.

Fluctuations in Operating Results; Seasonality
The Company has experienced, and may continue to experience, significant fluctuations in operating results due to a variety of factors. These factors include: the size and rate of growth of the market for task-specific applications for small businesses and of the software market generally; market acceptance of the Company's products and those of its competitors;
the timing and number of product enhancements and new product introductions by the Company and its competitors; the timing and extent of development and promotional expenses; product returns; changes in pricing policies by the Company and its competitors; accuracy of retailers' forecasts of consumer demand; timing of the receipt of orders from major retailer and distributor customers; cancellations or terminations by retail or distributor accounts; shelf space reductions; and delays in shipments. Products generally are shipped as orders are received, and, accordingly, the Company historically has operated with little backlog. As a result, net revenues in any quarter are dependent on orders booked and shipped in that quarter. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based, in part, on expectations as to future sales. As a result, if net revenues do not meet the Company's expectations in any given quarter, operating results may be materially adversely affected. The Company's operating results can also be affected substantially by the timing of new new product introductions, which may result in substantial increase in product returns and higher selling and marketing expenses. In response to competitive pressure, the Company may also take certain pricing or marketing actions that could have a material adverse effect on the Company. There can be no assurance that the Company will achieve consistent profitability on a quarterly or annual basis.

Dependence on the Internet
MyInternetBusinessPage and the products developed under the Company's two new brands, Jalapeno and Pacifica, provide users with the ability to create and enhance Internet web pages. The success of these products and their contribution to the Company's overall results are dependent on the continued expansion of the Internet and World Wide Web and on customers' interest in creating their own web pages on the Internet. The failure of Internet usage to grow could have an adverse impact on the Company.

Competition
The market for the Company's products is intensely competitive, and is characterized by pressure to increase marketing and promotional activities, incorporate new features, release new product versions, and reduce prices. Existing software companies may broaden or enhance their product lines to compete with the Company's products, and other potential new competitors, including computer hardware manufactures, diversified media companies, and small business service companies, may enter or increase their focus on the small business software market, resulting in even greater competition for the Company. The Company's software products compete with task-specific products sold by Avery (labeling software), Intuit (invoicing software), NEBS (brochure software), The Learning Company (brochure, mailing, and labeling software), and several other companies of varying size and financial and marketing strength. The Company's products also compete with general purpose programs, such as word processing, database, and desktop publishing products from major software companies, including Adobe, Corel, Lotus, and Microsoft. The Company believes it would face increased competition from such general purpose programs if such programs were designed for greater ease-of-use of task-specific functions. In addition, new operating systems or technologies may incorporate features enabling users to accomplish small business marketing and other tasks currently addressed by the Company's software products. The Company's Internet products compete with products from Adobe, Corel, Microsoft, Netscape, and other companies of varying size and competitive strength. The Company's Internet products may face increased competition in the future to the extent that all or part of the functionality of the Company's Internet products are made available to users for free over the World Wide Web.

The Company's strategy of focusing on its core and complementary products heightens the competitive risk. Many of the companies with which the Company currently competes, or may compete in the future, have greater financial, technical, marketing, sales and customer support resources, as well as greater name recognition and access to customers than the Company. To the extent that competitors achieve performance, price, or other selling advantages, the Company could be adversely affected. There can be no assurance that the Company will have the resources required to respond effectively to market or technological changes or to compete successfully in the future. In addition, increasing competition in the market for task-specific applications may cause prices to fall, which my adversely affect the Company. The competition for retail shelf space and direct Internet selling is also likely to increase due to the proliferation of software products and companies. Failure to achieve and maintain retail sales volumes may result in loss of shelf space which may, in turn, lead to further reductions in sales volumes.

Dependence on Limited Distribution and Retail Channels
Sales to a limited number of distributors and retailers have constituted, and are anticipated to continue to constitute, almost all of the Company's net revenues from software. There is an increasing number of software products competing for access to these channels. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition for shelf space and promotional support from retailers. Some distributors control access to shelf space of certain retailers, and termination of the Company's relationship with a particular distributor may prevent the Company from obtaining shelf space in some retail outlets. As a result, retailers and distributors increasingly are in a better position to negotiate favorable terms of sale, including price discounts and product-return policies. Since task-specific applications for small businesses constitute a relatively small percentage of these retailers' sales volumes, there can be no assurance that such retailers will continue to purchase the Company's products or provide the Company's products with high quality and adequate levels of shelf space and promotional support. The Company has nonexclusive arrangements with its distributors and retailers, which generally do not require minimum purchases of the Company's products and which may be terminated at any time. In addition, other types of retail outlets and methods of product distribution may become important in the future, such as the Internet, online services, and other electronic distribution services. The Company's success will depend, in part, upon its ability to maintain access to existing channels of distribution and gain access to new channels if and when they develop.

Customer Concentration and Credit Risk
The Company sells its products principally to a limited number of major retailers and to distributors for resale to retailers. Such sales have constituted and are anticipated to continue to constitute a substantial majority of the Company's net revenues. In 1996, one distributor accounted for 34% of net revenues, and one retailer accounted for 29% of net revenues. None of the Company's distributors or retailers has a minimum purchase obligation. The loss of, or significant reduction in, sales volume attributable to any of the Company's principal distributors or retail accounts could materially and adversely affect the Company.

The Company's sales are made on credit terms, and the Company does not hold collateral to secure payment. Although the Company currently maintains accounts receivable insurance that covers a portion of its accounts, there can be no assurance that the Company will be able to increase or maintain such insurance on acceptable terms or at all. The inability to collect any significant receivable in a timely manner could adversely affect the Company.

Almost all of the Company's software sales are made through retailers. The Company could be adversely affected if an alternative channel for distribution of software, such as the Internet, were to become a major vehicle for distributing software.

Risk of Product Returns
The Company has various stock balancing terms with distributors and retailers that allow distributors and retailers certain rights to return products. There can be no assurance that retailers and distributors will not seek and obtain additional return and credit rights. The Company also provides end users with a 30-day money-back guarantee. It is difficult for the Company to ascertain current demand for its existing products, predict demand for newly introduced products or verify that inventories are appropriate for actual demand levels. Accordingly, the Company is exposed to the risk of product returns from retailers and distributors, particularly during times of product transition, including the ongoing transition to Windows 95. In addition, competitors' promotional or other activities could cause returns to increase sharply at any time. The Company establishes reserves based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products and other factors. Product returns that exceed the Company's reserves could adversely affect the Company's operating results and financial condition.

Dependence on External Coding Contractors
The Company generally develops internally the specifications for both new products and updates of its existing products. The Company primarily relies on three independent firms to perform the majority of the coding for its software products, including coding for new products and bug fixes, maintenance and updates for existing products. While the Company generally owns the code that is developed by these firms, the base code used in developing the Company's brochures and business cards products is owned by the third-party coder, subject to a non-exclusive license to the Company. Although the agreement with that firm contains various protective terms, there can be no assurance that such provisions will effectively protect the Company's interests. The need to update the Company's products over time, both for enhanced functionality and to take advantage of new operating platforms, increases the Company's dependence on these third-party coders.
The Company may have less control over the scheduling and quality of the work of independent coders than it does over its own employees, and there can be no assurance that such coders will complete products for the Company on a timely basis, within acceptable guidelines, or at all. In addition, many independent coders have limited financial resources, which exposes the Company to the risk that such coders may go out of business prior to completing a project or require larger pre-payments from the Company. As independent coders are in high demand, there can be no assurance that independent coders, including those which have developed products for the Company in the past, will be available to provide coding services to the Company in the future. In particular, with the industry transition to Windows 95, Windows 95 coders are increasingly in demand. The Company compensates third-party coders primarily through royalty payments, which are partially prepaid to cover their costs. Even if the Company is able to secure coding services, increased demand for these services may allow third-party coders to negotiate more advantageous terms, including higher advanced royalties. There can be no assurance that the Company will be able to obtain or renew such coding agreements on favorable terms, or at all.

Capitalized Software Production Costs
The Company makes payments to third party developers for software production costs. These payments are capitalized upon the establishment of technological feasiblity, which is defined by the Company as the completion of a detailed design specification of the software and are amortized to cost of revenues during the period that the related product revenues are recognized. The on-going assessment of the realizability of these costs requires considerable judgment related to anticipated future product revenues, estimated economic lives, and changes in hardware and software technology. In the event that the future product revenues do not meet the anticipated forecasts, the unamortized software production costs could adversely affect the Company's financial statements.

Dependence on Third-Party Service Providers and Supplies
The Company relies on external service providers to perform most of its customer technical support and product assembly functions. One independent firm provides substantially all customer technical support for the Company's software products. The Company's agreement with this firm is terminable on 30 days' notice by either party. This contractor also provides services to several larger companies, and there can be no assurance that demands from such companies or other factors will not result in termination by such contractor of its relationship with the Company. The unavailability of such firm to perform customer technical support for the Company would result in significant disruption to the Company's operations, could lead to customer dissatisfaction and could have a material adverse effect on the Company. The Company relies on two printers for packaging and three assembly houses to assemble and package its products and has only limited sources for some of its supplies. The Company does not have contracts with such assembly houses or suppliers. All of the Company's inventory of packaging components is maintained at third-party facilities. The Company's ability to assemble and package its products is dependent on continued relationships with these third parties. The failure of such third-party vendors to continue to provide supplies and services to the Company on a timely basis could have a material adverse effect on the Company.

Dependence on Postal Regulations and Availability of Postal Information
The Company's MyProfessionalMailManager, MyAdvancedMailList, and MyMail-
Manager products, which together accounted for 20% of the Company's net revenues from domestic distributors and retailers in 1996, have been developed based on current United States Postal Service regulations ("Postal Service regulations"). Changes in Postal Service regulations, which historically have occurred frequently, would necessitate updating these products or could eliminate or reduce the usefulness of these products, which could adversely affect the Company's operating results. The Company licenses from an independent third-party address information and certain software code embodied in the MyAdvancedMailList, MyProfessionalMailManager, and MyMail-Manager products that perform address corrections and supply delivery point bar codes. There can be no assurance that the Company will be able to maintain or renew its relationship with this third party or that the code and information licensed to the Company will be error free or perform to the Company's specifications or in accordance with Postal Service regulations. Significant changes in Postal Service regulations or the inability to maintain or renew its relations with the independent party on acceptable terms or at all could have an adverse effect on the Company. The Company must also obtain Postal Service certification on a bi-monthly basis in order to be able to supply MyProfessionalMailManager and MyMailManager users with CD-ROM updates in a timely manner. There can be no assurance that the Company will be able to continue to secure such certification on a timely basis, if at all, and the failure to do so could have an adverse effect on the Company. Moreover, increased adoption of facsimile, electronic mail, or other alternative communications technologies could result in reduced use of the postal system, thereby adversely affecting the market for the Company's mailing products.

Dependence on Key Personnel
The Company's success depends to a significant extent on the performance and continued service of its senior management and certain key employees. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized skills is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In addition, there can be no assurance that employees will not leave the Company or, after leaving, compete against the Company. The Company's failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on the Company.

Management of Growth
The Company has experienced periods of growth that have placed, and could continue to place, a significant strain on the Company's financial, management and other resources. The Company may attemp to hire additional key personnel in high level management positions in the future. The Company's ability to manage its growth effectively will require it to continue to improve its operations and financial management information systems, and to attract, train, motivate, manage, and retain key employees. If the Company's management were to become unable to manage growth effectively, the Company could be adversely affected.

Limited Protection of Intellectual Property and Proprietary Rights
The Company relies primarily on a combination of trademarks, copyright and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. The Company does not include in its products any mechanism to prevent or inhibit unauthorized copying. Unauthorized copying occurs within the software industry, and if a significant amount of unauthorized copying of the Company's products were to occur, the Company could be adversely affected. In addition, as the number of software products in the industry increases and the functionality of these products further overlaps, software developers, and publishers may increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Use of third-party coders may increase the risk of infringement. In the event that the Company's third-party coders were to use infringing code in the Company's products, the Company's could be required to pay damage or be subject to an injunction to prevent the Company from shipping its products. The third-party coders' liability to the Company for any infringement of copyrights, trade secrets, or patents is contractually limited to amounts received from the Company. Although the Company has not been the target of any actual, pending, or threatened intellectual property litigation, there has been substantial litigation regarding copyright, trademark, and other intellectual property rights involving computer software companies. Any such claims or litigation, with ot without merit, could be costly and a diversion of management's attention, which could have a material adverse effect on the Company. Adverse determinations in such claims or litigation could have a material adverse effect on the Company.

As part of the Company's general branding strategy, it attempts to limit the use of the "My" prefix by others in the software field. If the Company is unsuccessful in these efforts, the value of the Company's brand could be materially impaired.

Shares Eligible for Future Sale; Possible Adverse Effect on Future Market Prices; Concentration of Share Ownership
Sales of a substantial number of shares if the Company's Common Stock in the public market could adversely affect the market price for the Common Stock.
The Company has outstanding 4,233,366 shares of Common Stock as of December 31, 1996, of which approximately 1,618,000 shares, or 38%, were held by officers or directors of the Company. In addition, outstanding options to purchase approximately 196,000 shares of Common Stock were fully vested and exercisable on December 31, 1996. The Company registered all shares of Common Stock reserved for issuance under its stock option plans, thus permitting the sales of such shares by non-affiliates in the public market without restriction under the Securities Act.

Possible Volatility of Stock Price
The Company believes factors such as quarterly fluctuations in its revenues or results of operations, general conditions in the computer hardware and software industries, and announcements of new products by the Company or by its competitors may cause the market price of the Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the prices of the stocks of technology companies in particular, have experienced large price fluctuations, sometimes without regard to the fundamentals of the particular company. These broad market and industry fluctuations may adversely affect the market price of the Company's Common Stock.

Anti-Takeover Provisions
The Company's Board of Directors has the authority to issue up to 2,000,000 shares of Preferred Stock and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Issuance of shares of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of outstanding voting stock of the Company. In addition, the Company is subject to anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of the Company. Certain other provisions of the Company's Certificate of Incorporation may have the effect of delaying or preventing changes in control or management of the Company, which could adversely affect the market price of the Company's Stock.

ITEM 2. PROPERTIES

As of December 31, 1996, MySoftware leased approximately 20,000 square feet of office space in Palo Alto, California, which facility includes its executive offices, marketing, sales, product development and customer support. In addition, the Company also leased approximately 3,000 square feet of office space in San Francisco for its marketing, product development, and web selling group for its Internet products. The Company entered into an agreement to lease its facilities under a certain non-cancelable operating lease extending through 2000.


ITEM 3. LEGAL PROCEEDINGS

Not Applicable.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

Since June 15, 1995, the Company's Common Stock was listed with, and has been traded on the Nasdaq National Market under the symbol "MYSW." As of December 31, 1996, there were 39 record holders of the Company's Common Stock. As of the same date, 4,233,366 shares of Common Stock were outstanding out of 20,000,000 shares of Common Stock authorized.


The following table sets forth the range of high and low sales prices per share of Common Stock for each of the periods indicated, as reported by Nasdaq.

                               	High        	 Low
                               --------     ---------
       1995 by quarter:
       Second                 $14.25       $12.00
       Third                   14.50        10.50
       Fourth                  15.50        10.50

       1996 by quarter:
       First                   13.25         4.63
       Second                   9.25         5.75
       Third                    6.50         3.50
       Fourth                   5.25         3.50


Dividend Policy

Prior to its initial public offering, the Company made distributions as a S corporation from undistributed earnings to its stockholders, including amounts to fund the payments of their individual tax liabilities attributable to their allocation of the Company's income. Such distributions totaled $2,815,000 and $200,000 (less contributions of $200,000) in 1995 and 1994, respectively. Upon completion of its initial public offering, the Company terminated its S corporation status. Future earnings will be retained for use in the Company's business, and the Company does not intend to pay any cash dividends on its Common Stock for the foreseeable future.

 ITEM 6. MANAGEMENT'S DISCUSSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview
MySoftware designs, markets, and supports a family of leading task-specific software applications for small businesses, including home-based businesses. The Company addresses the business development needs of small businesses by enabling them to create professional looking sales and marketing materials, and perform other marketing communications tasks. The Company also develops and markets tools for Internet-related tasks. The Company's products are fully featured to meet the requirements of a particular task, yet are easy-to-learn and easy-to-use. MySoftware places significant emphasis on consumer marketing techniques in developing products and building brand awareness.
The Company's products are distributed primarily through computer software and office supply retailers throughout the United States and Canada.

Fiscal 1996 was a period of continued emphasis on investment in product development, both to convert products to the Windows 95 operating system as well as to introduce new products in existing categories and our new Internet tools category. MySoftware brought its entire line of core products up to Windows 95 with the introduction of MyAdvancedLabelDesigner and MyProfessionalBusinessCards in March, EasyCustomInvoices in September, and MyMailManager in December.

Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this Annual Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere herein.

Net Revenues
MySoftware's net revenues decreased 4% to $12.9 million in 1996, compared to $13.4 million in 1995. The Company's net revenues increased 45% in 1995 from $9.2 million in 1994. The Company generates revenues primarily through the sale of software products to retailers and to distributors for resale to retailers. Approximately 7% of software sales are made directly to end users. Additional revenues are generated by sales of complementary products, such as invoice forms, address-checker CD's, and checks; other supplies and related services; and commissions on certain sales of such products by strategic partners. Sales of software products represented 81.6%, 85.2%, and 82.0% of net revenues in 1996, 1995, and 1994, respectively.

The decrease in net revenues in 1996 compared to 1995 was primarily the result of sluggishness in the retail channel, which resulted in decreased sales in the first and fourth quarters of 1996. The increase in revenues in 1995 over 1994 was attributable primarily to increased unit sales of the Company's software products at existing retail outlets, addition of new products at existing outlets, addition of new stores by existing customer retail chains, and addition of new retail customers.

Gross Profit
The Company's gross profit was 69.3% in 1996, compared to 74.7% in 1995 and 75.8% in 1994. Gross margin declined in 1996 compared to 1995 primarily due to a change in the freight arrangements with certain customers and a one-time
write-off of certain software production costs.   The decline in gross profit
margin in 1995 compared to 1994 was due primarily to increased costs of revenues related to promotions and increased amortization of payments to contractors.

Product Development Expenses
The Company's product development expenses increased to $2.0 million in 1996 from $1.3 million in 1995, and $1.1 million in 1994, representing 15.4%, 10.0%, and 11.9%, respectively, of net revenues. The increase during 1996 in product development expenses as a percentage of net revenues was primarily the result of lower revenues and the increased expense of developing new products in both existing and new product categories. The decline in 1995 from 1994 was attributable primarily to the growth in net revenues.

Much of the Company's product development costs is software production costs paid to outside contractors. These costs have been capitalized and are amortized to cost of revenues as the corresponding products are sold. The Company includes in sales and marketing expenses the costs of identifying and validating product concepts and features.

Sales and Marketing Expenses
Sales and marketing expenses increased to $6.3 million in 1996 from $5.2 million in 1995, and $3.5 million in 1994, representing 48.7%, 39.0%, and 37.6%, respectively, of net revenues. Sales and marketing expenses have increased over time to support the Company's growth and to increase its brand name recognition. The increase in sales and marketing expenses as a percentage of net revenues during 1996 was primarily due to the Company's introduction of new products, and the increase in 1995 from 1994 was attributable primarily to increased consumer advertising to build awareness of the Company's products.

General and Administrative Expenses
General and administrative expenses increased to $1.8 million in 1996 from $1.4 million in 1995, and $1.0 million in 1994, representing 14.2%, 10.7%, and 11.0%, respectively, of net revenues. The increase in general and administrative expenses in 1996 was primarily attributable to expenses incurred to support the Company's growing infrastructure. A significant portion of the increase in the dollar amount of these expenses in 1995 related to meeting the demands of the Company's new status as a public company.

Acquired Technology
In January 1996, the Company expensed acquired technology in the amount of $255,000, resulting from the Company's acquisition of technology that had not reached technological feasibility from MediaTech, Inc., an Internet publishing tools company.

Interest Income
Interest income increased to $398,000 in 1996 from $277,000 in 1995, and $2,000 in 1994. The increase was attributable to the investment of the proceeds from the Company's initial public offering in June 1995, and cash generated from operations.

Provision for Income Taxes and Pro Forma Income Taxes
On June 15, 1995, the Company terminated its status as a Subchapter S corporation. During the remainder of 1995 and all of 1996, the Company was fully subject to federal and state income taxes. The pro forma income taxes reflect provisions for income taxes as if the Company had been a C corporation, fully subject to federal and state income taxes, during all of 1994 and 1995.

Liquidity and Capital Resources
The Company's primary sources of financing have been net cash from operations, and in 1995, the proceeds from its initial public offering of Common Stock. Operating activities generated cash of $1.4 million in 1996, $1.2 million in 1995, and $932,000 in 1994. In 1996, the Company invested $1.5 million, primarily in software production costs to contractors and property and equipment. The Company's cash and cash equivalents were $7.7 million as of December 31, 1996.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements included herein beginning on page 28.



ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                              PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
Information with respect to Directors may be found in the section captioned "Election of Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 22, 1997. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS
The executive officers of the Company as of  March 28, 1997 are as follows:

NAME                 AGE           POSITIONS
David P. Mans         54     Chairman of the Board

James F. Willenborg   52     Chief Executive Officer and Director

Michael H. Thoma      42     Vice President of Quality Assurance,
                             Secretary, and Director

Thomas C. Hoster      46     Vice President and Chief Financial Officer


A biography of the principal occupation for the past five years of each of the executive officers is provided below.

David P. Mans has served as a member of the Company's Board of Directors since joining the Company in January 1988 and as its Chairman of the Board since March 1997. From January 1988 to March 1997, he was President and
Chief Executive Officer of the Company. He also served as the Company's Chief Financial Officer from January 1988 to July 1996. Prior to that time, Mr. Mans held the position of Vice President of Power Projects with International Power Technologies, Inc., a co-generation company, and Vice President of Finance at Qume Corp., a computer peripherals company. Mr. Mans has a Bachelors in Electrical Engineering from the University of Michigan and a Masters of Business Administration from Stanford University.

James F. Willenborg co-founded the Company and since March 1997 has served as acting Chief Executive Officer. He served as Chairman of the Board of Directors from its inception to March 1997. Since 1993, Mr. Willenborg has also served as Executive Vice President of Sales and Marketing. From 1990 until 1993, Mr. Willenborg served as the Company's Vice President of Marketing. From 1981 to 1988, Mr. Willenborg was managing general partner of Crosspoint Venture Partners, which he co-founded. Prior to that time, Mr. Willenborg co-founded and was a director of Inmac Corporation. Mr Willenborg has a Bachelors in Electrical Engineering from Iowa State University and a Masters of Business Administration from Stanford University.

Michael H. Thoma co-founded the Company and has served as a member of the Company's Board of Directors since its inception. He has served as Vice President of Quality Assurance since March 1997. Mr. Thoma has been the Company's Vice President of Product Development and Secretary from January 1988 to March 1997. Prior to that time, Mr. Thoma was employed by Lockheed Corporation in various technical capacities. Mr. Thoma holds a Bachelors in Engineering from San Jose State University.

Thomas C. Hoster has served as Vice President and Chief Financial Officer since July 1996. Prior to that time, Mr. Hoster held a number of Finance and Administration jobs at Octel Communications Corporation, a manufacturer of voice mail equipment, including Treasurer, Director of Investor Relations, General Manager of Octel Capital, and Director of Customer Administration. Prior to that, Mr. Hoster was Executive Vice President of Mid-America Federal in Columbus, Ohio, and Vice President of Chemical Bank in New York. Mr. Hoster has a Bachelors in Electrical Engineering from Princeton University and a Masters of Business Administration from Stanford University.



ITEM 10. EXECUTIVE COMPENSATION

Information with respect to this item will be set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 1997, and is incorporated herein by reference.



ITEM 11. SECURITIES OF OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

Information with respect to this item will be set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 1997, and is incorporated herein by reference.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item will be set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 22, 1997, and is incorporated herein by reference.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a)  Documents filed as part of this report

     1. Financial Statements

         Independent Auditors' Report                          29

         Balance Sheets
         December 31, 1996 and 1995                            30

         Statements of Operations
         Years Ended December 31, 1996, 1995, and 1994         31

         Statements of Stockholders' Equity (Deficit)
         Years Ended December 31, 1996, 1995, and 1994         32

         Statements of Cash Flows
         Years ended December 31, 1996, 1995, and 1994         33

         Notes to Financial Statements                         34


     2. Exhibits:

        See Exhibits Index on page 44. The Exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this report.

(b)  Reports on Form 8-K:

        No reports on Form 8-K have been filed during the quarter ended December 31, 1996.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, California, on the 28th day of March, 1997.






                                    						MYSOFTWARE COMPANY




                                         	BY /s/  James F. Willenborg
                                                  James F. Willenborg
                                                Chief Executive Officer

                                 SIGNATURES
                                (Continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March 1997.


Signature                              Title



/s/ David P. Mans                     Chairman of the Board of Directors
    David P. Mans



/s/ James F. Willenborg                Chief Executive Officer and Director
    James F. Willenborg                (Principal Executive Officer)


/s/ Thomas C. Hoster                   Vice President and Chief Financial
    Thomas C. Hoster                   Officer (Principal Financial and
                                       Accounting Officer)


/s/ Michael H. Thoma                   Vice President of Quality Assurance,
    Michael H. Thoma                   Director, and Secretary



/s/ Kenneth A. Eldred                  Director
    Kenneth A. Eldred



/s/ Donald F. Wood                     Director
    Donald F. Wood

                       FINANCIAL STATEMENTS

As required under Item 7. Financial Statements and Supplementary Data, the financial statements of the Company are provided in this separate section. The financial statements included in this section are as follows:


                                           									           Sequentially
									                                                        Numbered
Financial Statement Description                                    Page
------------------------------------------------------------------------------
   Independent Auditors' Report                                     29

   Balance Sheets                                                   30
   December 31, 1996, and 1995

   Statements of Operations                                         31
   Years Ended December 31, 1996, 1995, and 1994

   Statements of Stockholders' Equity (Deficit)                     32
   Years Ended December 31, 1996, 1995, and 1994

   Statements of Cash Flows                                         33
   Years Ended December 31, 1996, 1995, and 1994

   Notes to Financial Statements                                    34

                     Independent Auditors' Report



The Board of Directors
MySoftware Company:


We have audited the financial statements of MySoftware Company as listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MySoftware Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP

San Jose, California
February 7, 1997

                            MYSOFTWARE COMPANY

                               Balance Sheets

                         December 31, 1996 and 1995

                                                     1996         1995
                                                -------------   ------------

  Assets
  Current assets:
    Cash and cash equivalents                    $  7,718,441   $  7,794,324
    Accounts receivable, net                        1,242,226      2,525,301
    Inventories                                       596,136        448,513
    Other current assets                              820,588        156,900
    Deferred income taxes                             307,733        448,921
                                                 ------------   ------------
      Total current assets                         10,685,124     11,373,959

  Property and equipment, net                         354,482        214,724
  Other assets                                      1,369,593        676,124
                                                 ------------   ------------
        Total assets                             $ 12,409,199   $ 12,264,807
                                                 ============   ============


  Liabilities and Stockholders' Equity
  Current liabilities:
    Accounts payable                             $    729,467   $    777,391
    Accrued compensation                              388,394        342,071
    Other accrued liabilities                       2,550,781      1,405,057
                                                 ------------   ------------
      Total current liabilities                     3,668,642      2,524,519
  Deferred income taxes                                25,388         17,116
  Deferred officers' compensation                       ---           52,922


  Stockholders' equity:
    Preferred stock: $0.001 par value; 2,000,000
      shares authorized; none outstanding               ---            ---
    Common stock: $0.001 par value; 20,000,000
       4,233,366 and 4,231,366 shares authorized;
       shares issued and outstanding, respectively      4,234         4,232
    Additional paid-in capital                      8,561,503     8,561,503
    Retained earnings                                 149,432     1,104,515
                                                 ------------  ------------
      Total stockholders' equity                    8,715,169     9,670,250
                                                 ------------  ------------
      Total liabilities and stockholders' equity $ 12,409,199  $ 12,264,807
                                                 ============  ============

See accompanying notes to financial statements.


                                MYSOFTWARE COMPANY

                             Statements of Operations

                   Years Ended December 31, 1996, 1995, and 1994
                                            1996         1995        1994
                                      ------------- ------------ ------------
Net revenues                          $  12,872,575 $ 13,398,955 $  9,223,676
Cost of revenues                          3,951,241    3,395,783    2,233,718
                                       ------------  -----------  -----------
    Gross profit                          8,921,334   10,003,172    6,989,958
                                       ------------  -----------  -----------
Operating expenses:
  Product development                     1,988,881    1,342,045    1,100,554
  Sales and marketing                     6,270,939    5,224,470    3,471,937
  General and administrative              1,831,183    1,434,058    1,010,199
  Write-off of acquired technology          255,000       ---          ---
                                       ------------  -----------  -----------
     Total operating expenses            10,346,003    8,000,573    5,582,690
                                       ------------  -----------  -----------
     Operating income (loss)             (1,424,669)   2,002,599    1,407,268

     Interest income, net                   397,586      276,726        1,976
                                       ------------  -----------  -----------
    Income (loss) before taxes           (1,027,083)   2,279,325    1,409,244

Income tax expense (benefit)                (72,000)     304,158        3,991
                                       ------------  -----------  -----------
    Net income (loss)                   $  (955,083) $ 1,975,167  $ 1,405,253
                                       ============  ===========  ===========
    Net loss per share                  $     (0.23)
                                       ============
    Shares used in computing net loss
    per share                             4,233,486
                                       ============
Pro forma net income data (unaudited):
  Income before taxes as reported                    $ 2,279,325  $ 1,409,244
  Pro forma income taxes                                 809,160      493,056
                                                     -----------  -----------
    Pro forma net income                             $ 1,470,165  $   916,188
                                                     ===========  ===========
  Pro forma net income per share                     $      0.37  $      0.26
  Shares used in computing pro forma                 ===========  ===========
    net income per share                               4,011,236    3,541,907
                                                     ===========  ===========

See accompanying notes to financial statements.


                             MYSOFTWARE COMPANY

                Statements of Stockholders' Equity (Deficit)

               Years Ended December 31, 1996, 1995, and 1994

                                           Additional               Total
                            Common Stock    Paid-in  Retained   Stockholders'
                           Shares  Amount   Capital  Earnings Equity (Deficit)
                        ------------------------------------------------------
Balances as of
 December 31, 1993       3,218,530  $3,219   $250,110  $(675,082)   $(421,753)
Stockholder distributions   ---       ---       ---     (200,000)    (200,000)
Stockholder contributions   ---       ---       ---      200,000      200,000
Net income                  ---       ---       ---    1,405,253    1,405,253
Balances as of          ----------  ------    -------- ---------    ---------
 December 31, 1994       3,218,530   3,219    250,110    730,171      983,500

Stockholder distributions   ---       ---  (1,214,560)(1,600,823)  (2,815,383)
Initial public offering,
 net of issuance costs   1,000,000   1,000  9,439,375      ---      9,440,375

Exercise of stock options   12,836      13     22,541      ---         22,554

Tax benefit from exercise
 of options                 ---        ---      64,037      ---         64,037
Net income                  ---        ---       ---    1,975,167    1,975,167
Balances as of          ----------  ------- ---------  ---------   ----------
 December 31, 1995       4,231,366   4,232  8,561,503  1,104,515    9,670,250

Exercise of stock options    2,000       2      ---        ---              2
Net loss                       ---     ---      ---     (955,083)    (955,083)
Balances as of          ---------- ------- ----------  ---------- -----------
 December 31, 1996       4,233,366  $4,234 $8,561,503  $ 149,432  $ 8,715,169
                        ==========  ====== ==========  ========== ===========

See accompanying notes to financial statements

                               MYSOFTWARE COMPANY

                            Statements of Cash Flows

                 Years Ended December 31, 1996, 1995, and 1994
Cash flows from operating activities:      1996          1995          1994
                                      -----------   ------------ ------------
Net income (loss)                     $  (955,083)  $  1,975,167  $ 1,405,253
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
 Depreciation and amortization            658,478        292,845      244,951
 Provisions for returns and
   doubtful accounts                    1,594,777      1,235,000      936,891
 Deferred income taxes                    149,460       (431,805)       ---
 Changes in operating assets and
   liabilities:
   Accounts receivable                    595,256     (2,489,294)  (1,498,680)
   Inventories                           (147,623)      (168,232)    (120,468)
   Other assets                          (667,438)      (139,833)         642
   Accounts payable                       (47,924)       295,530       84,001
   Deferred officers' compensation        (52,922)       (56,778)     109,700
   Accrued compensation                    46,323         78,978       43,265
   Other accrued liabilities              238,766        593,208     (273,767)
                                     ------------  ------------- ------------
    Net cash provided by  operating
     activities                         1,412,070      1,184,786      931,788
                                     ------------  -------------  -----------
Cash flows from investing activities:
Additions to property and equipment      (234,838)      (219,912)     (17,273)
Software production costs and other
  assets                               (1,253,117)      (742,419)    (227,579)
    Net cash used for investing      ------------  -------------  -----------
     activities                        (1,487,955)      (962,331)    (244,852)
                                     ------------  -------------  -----------
Cash flows from financing activities:
Proceeds from exercise of stock options         2         22,554          ---
Stockholder distributions                     ---     (2,815,383)    (200,000)
Proceeds from IPO, net of issuance costs      ---      9,440,375          ---
Stockholder contributions                     ---            ---      200,000
    Net cash provided by financing   ------------  -------------  -----------
     activities                                 2      6,647,546          ---
                                     ------------  -------------  -----------
Net increase (decrease) in cash and
  cash equivalents                        (75,883)     6,870,001      686,936

Cash and cash equivalents at beginning
  of year                               7,794,324        924,323      237,387
                                     ------------   ------------  -----------
Cash and cash equivalents at end
  of year                            $  7,718,441   $  7,794,324  $   924,323
                                     ============   ============  ===========
Supplemental disclosures of cash flow
  information:
  Noncash financing activity:
    Tax benefit from exercise of stock
      options                               ---     $     64,037          ---
                                      ===========   ============   ==========

See accompanying notes to financial statements.

                            MYSOFTWARE COMPANY

                       Notes to Financial Statements

               Years Ended December 31, 1996, 1995, and 1994

1.  Summary of Significant Accounting Policies

    Nature of Business

    MySoftware Company (the Company) develops, manufactures, and markets small business application programs. The Company sells its products primarily through distributors and retail dealers.

    Principles of Presentation and Preparation

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Revenue Recognition

    Revenue from product sales is recognized upon shipment. The Company provides reserves for estimated returns of products sold to distributors and retail dealers, and accrues for the estimated costs of providing customer support.

    Cash and Cash Equivalents

    The Company considers all liquid instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are stated at cost and consist primarily of money market securities. The carrying amount of cash and cash equivalents approximates fair value.

    Inventories

    Inventories, comprised of finished goods and packaging materials, are stated at the lower of first-in, first-out cost or market.

    Property and Equipment

    Property and equipment, comprised primarily of computer equipment and furniture, are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, which are generally three to five years.

    Software Development Costs

    In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Cost of Capitalized Software to be Sold, Leased, or Otherwise Marketed, the Company capitalizes its software development costs after technological feasibility has been established. Such amounts to date have not been significant.

                           MYSOFTWARE COMPANY

    Other Assets

    The Company makes payments to third-party developers for software production costs. These payments are capitalized upon the establishment of technological feasibility, which is defined by the Company as the completion of a detailed design specification of the software and are amortized to cost of revenues during the period that the related product revenues are recognized. The ongoing assessment of the realizability of these costs requires considerable judgment related to anticipated future product revenues, estimated economic life, and changes in hardware and software technology. The capitalized amounts paid to third party developers for the years ended December 31, 1996, 1995, aand 1994 aggregated $1,197,217, $742,419, and $227,579, respectively. Accumulated amortization aggregated $892,597 as of December 31, 1996.

    Amortization of these software production costs is provided on a product-by-product basis. Annual amortization is the greater of the amount computed using the ratio of current product revenue to the total of current and anticipated future product revenue or the straight-line method over the remaining estimated economic lives of two years. Amortization expense for the years ended December 31, 1996, 1995, and 1994, aggregated $538,390, $241,492, and $112,716, respectively.

    Concentration of Credit Risk

    Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with one financial institution. Management believes the financial risks associated with such deposits are minimal. Substantially all of the Company's accounts receivable are derived from sales to computer software distributors and retailers. As of December 31, 1996, accounts receivable from two customers comprised 28% and 43%, respectively, of total accounts receivable. Historically, the Company has not incurred material credit-related losses.

    Income Taxes

    Income taxes are provided under the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

    The Company elected to be treated as a S corporation for federal and state income tax reporting purposes through June 1995. Federal and state income taxes on the income of a S corporation are generally payable by the individual stockholder rather than the corporation. Accordingly, only the California S corporation franchise tax has been provided through the termination of the S corporation status in June 1995.

    The Company's S corporation status terminated upon the closing of the initial public offering (IPO) of its common stock. The accompanying statements of operations for the years ended December 31, 1995 and 1994, include provisions for income taxes on an unaudited pro forma basis as if the Company were a C corporation, fully subject to federal and state income taxes.

                            MYSOFTWARE COMPANY

    Net Income (Loss) Per Share and Pro Forma Net Income Per Share

    Net income (loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during each period presented using the treasury stock method. Common stock equivalents are not considered in the computation of net loss per share as their inclusion would be anti-dilutive. Common stock equivalents consist of stock options.

    Pro forma net income per share is computed using pro forma net income, which reflects the tax expense that would have been reported if the Company had been a C corporation, and is based on the weighted average number of shares of common stock outstanding and common equivalent shares from stock options outstanding (using the treasury stock method). In accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the IPO date as if they were outstanding for all periods presented using the treasury stock method.
    In addition, the calculation includes shares deemed to be outstanding representing the number of shares sufficient to fund the final S corporation distribution.

    Stock-Based Compensation

    Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board
    (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as an expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

    Impairment of Long-Lived Assets

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 121 requires the Company to review the recoverability of the carrying amount of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.

    In the event that facts and circumstances indicate that the carrying amount of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down is required. Fair value may be determined by reference to discounted future cash flows over the remaining useful life of the related asset. Such adoption did not have a material effect on the Company's financial position or results of operations.

                            MYSOFTWARE COMPANY

    Fair Value of Financial Instruments

    The fair value of the Company's cash, receivable, and accounts payable approximate the carrying amount due to the relatively short maturity of these items.

    Reclassifications

    Certain amounts in the 1995 and 1994 financial statements have been reclassified in order to conform with the 1996 financial statement presentation.


2.  Balance Sheet Components

    Accounts Receivable

    A summary of accounts receivable follows:

                                                      December 31,
                                                   1996          1995
                                               ------------ -------------
      Accounts receivable                       $ 2,345,361  $  2,940,617
      Allowance for returns
      and doubtful accounts                      (1,103,135)     (415,316)
                                               ------------  ------------
                                               $  1,242,226  $  2,525,301
                                               ============  ============

    Other Current Assets

    Other current assets consisted of the following:

                                                     	December 31,
                                                    1996        1995
                                                ----------- ------------
       Prepaid income taxes                     $   693,722  $       ---
       Other                                        126,866      156,900
                                                -----------  -----------
                                                $   820,588  $   156,900
                                                ===========  ===========

    Other Assets

    Other assets consisted of the following:

                                                      December 31,
                                                    1996        1995
                                                -----------  -----------
        Software production costs paid
          to third party contractors, net
          of accumulated amortization          	$ 1,307,118  $   648,290
        Deposits                                     31,584       27,834
        Software development costs,
          net of accumulated
          amortization of $25,009                    30,891          --
                                                -----------  -----------
                                                $ 1,369,593  $   676,124
                                                ===========  ===========

                             MYSOFTWARE COMPANY

    Other Accrued Liabilities

    A summary of other accrued liabilities follows:

                                                        December 31,
                                                    	1996          1995
                                                ------------  ------------
       Customer prepayments                     $  1,086,115   $   179,157
       Accrued advertising                           430,392        76,818
       Accrued technical support                     127,000       103,000
       Deferred revenue                              375,114        92,353
       Other                                         532,160       753,729
                                                ------------   -----------
                                                $  2,550,781   $ 1,405,057
                                                ============   ===========

3.  Stockholders' Equity

    Stockholder Distributions

    As a S corporation, the Company made distributions to its stockholders to provide them with funds to pay income taxes on corporate earnings. Prior to the completion of the IPO in June 1995, the Company declared a distribution payable to the current stockholders of the Company for an amount representing a portion of the previously earned and undistributed
    S corporation earnings. The distribution was paid by the Company following the IPO after the amount of such taxes was determined.

    Stock Options

    In September 1994, the Company granted five key employees an aggregate of 235,000 common stock options at $1.50 per share, the fair market value of the Company's common stock on the date of grant. These options vest ratably over three years and expire 10 years from the grant date.

    The Company adopted the 1995 Equity Incentive Plan (the Plan) in April 1995, and reserved 600,000 shares thereunder. The Plan provides for the grant of incentive stock options to employees of the Company and for the grant of nonstatutory stock options to employees and consultants of the Company. The Board of Directors administers the Plan and has the discretion to grant stock options. Exercise prices may not be less than 100% and 85% of the fair market value at the date of grant for incentive options and nonstatutory options, respectively. Options granted under the Plan generally vest over five years and expire after 10 years.

    The Company adopted the 1995 Nonemployee Directors' Plan in April 1995 and reserved 200,000 shares thereunder. The Nonemployee Directors' Plan provides for the automatic grant of nonstatutory stock options to nonemployee directors of the Company at the fair market value of the common stock on the date of grant. The term of all options granted under the Nonemployee Directors' Plan may not exceed 10 years or the end of the director's status as a director. The Company has granted 25,000 options under the Nonemployee Directors' Plan.

                            MYSOFTWARE COMPANY

The following table summarizes all stock option activities for the 1995 equity incentive plan, the 1995 Nonemployee Directors' Plan and 1994 stock option grants:

                                                           Weighted average
                                              Stock         exercise price
                                             options           per share
                                           ----------       ---------------
  Outstanding as of December 31, 1993        100,000          $   1.50
  Granted                                    235,000              1.50
  Expired or canceled                       (100,000)             1.50
                                            ---------
  Outstanding as of December 31, 1994        235,000              1.50

  Granted                                    188,500              8.96
  Expired or canceled                         (9,826)             7.73
  Exercised                                  (12,836)             1.76
                                            ---------
  Outstanding as of December 31, 1995        400,838              4.85

  Granted                                    380,450              4.68
  Expired or canceled                       (220,531)             7.96
  Exercised                                   (2,000)             4.00
                                            ---------
  Outstanding as of December 31, 1996        558,757              3.51
                                            =========
  Exercisable at:
    December 31, 1995                         95,109          $   2.27
                                             ========         ========
    December 31, 1996                        196,185          $   2.41
                                             ========         ========
  Available for grant at:
    December 31, 1995                        621,326
                                             ========
    December 31, 1996                        461,407
                                             ========

On January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, issued in October 1995. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans and, accordingly, does not recognize compensation cost.
If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No., 123, net income (loss) and earnings per share would have been changed to the pro forma amounts indicted in the table below (in thousands except per share amounts):

                                                 1996          1995
                                             ------------ -------------
  Net income (loss):
        As reported (pro forma for 1995)     $   (955.1)   $  1,470.2
        Pro forma                              (1,276.7)      1,276.6
  Income (loss) per share:
        As reported (pro forma for 1995)          (0.23)         0.37
        Pro forma                                 (0.30)         0.32


                              MYSOFTWARE COMPANY

The effects of applying SFAS No. 123 for disclosing compensation cost may not be representative of the effects on reported net income(loss) for future years because pro forma net income(loss) reflects compensation costs only for stock options granted in 1996 and 1995 and does not consider compensation cost for stock options granted prior to January 1, 1995.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

    Expected dividend yield                       0.00%
    Expected stock price volatility              50.00%
    Risk free interest rate                  5.97-6.22%
    Expected life of options                   5 years

The weighted average fair value of options granted during 1996 and 1995 is $2.44 and $4.54 per share, respectively.

The following table summaries information about stock options outstanding as of December 31, 1996:

               Options Outstanding                   Options Exercisable
                          Weighted-Avg.  Weighted-
    Range of                Remaining     Average                  Weighted-
    Exercise      Number   Contractual   Exercise    Number         Average
     Prices     Outstanding   Life        Price    Exercisable  Exercise Price
 -----------   ----------- -----------  ---------  -----------  --------------
 $     1.50      222,714    8.75 years   $  1.50     157,067      $   1.50
   4.00 to 7.50  314,228    9.75            4.32      32,386          4.78
  12.25 to 14.00  21,815    9.23           12.34       6,732         12.32


4.  Income Taxes

The components of income tax expense (benefit), as presented in the accompanying statements of operations, comprise federal taxes and state taxes. The pro forma provision for income taxes reflects the income tax expense that would have been reported if the Company had been a C corporation for all of 1995 and 1994. The components of income taxes for the years ended December 31, 1996 and 1995, and unaudited pro forma income taxes for the years ended December 31, 1995 and 1994 are as follows:

                                                     1996          1995
                                                 ------------   -----------
  Income taxes:
    Current:
       Federal                                      $(222,259)   $  518,037
       State                                              800       153,889
                                                  -----------    ----------
         Total current                               (221,459)      671,926
                                                  -----------    ----------
    Deferred:
       Federal                                         43,482      (325,828)
       State                                          105,977      (105,977)
                                                  -----------    ----------
         Total deferred                               149,459      (431,805)
                                                  -----------    ----------
         Charge in lieu of income taxes for tax
         benefit from exercise of stock options           ---        64,037
                                                  -----------    ----------
         Total income tax expense (benefit)       $   (72,000)   $  304,158
                                                  ===========    ==========

                              MYSOFTWARE COMPANY

                                                   1995            1994
                                                 ---------      ----------
Unaudited pro forma income taxes:
  Current:
    Federal                                      $ 725,987      $  512,056
    State                                          166,705         124,626
                                                 ---------      ----------
      Total current                                892,692         636,682
                                                 ---------      ----------
  Deferred:
    Federal                                       (117,699)       (119,805)
    State                                          (29,870)        (23,821)
                                                 ---------      ----------
      Total deferred                              (147,569)       (143,626)
                                                 ---------      ----------
      Charge in lieu of income taxes	for tax
      benefit from exercise of stock options        64,037            ----
                                                 ---------      ----------
        Total pro forma income taxes             $ 809,160      $  493,056
                                                 =========      ==========


The following tables reconcile the expected corporate federal income tax expense (benefit) (computed by multiplying the Company's income (loss) before income taxes by 34%) to the Company's income tax expense (benefit) for the years ended December 31, 1996 and 1995 and the unaudited pro forma income tax expense for the years ended December 31, 1995 and 1994:


                                                   1996	         1995
                                                ----------     -----------
 Expected income tax expense (benefit)          $ (349,208)      $ 774,971
 State income taxes, net of federal tax effect      70,473          31,622
 Change in valuation allowance                     281,600               -
 S corporation benefit                                   -        (182,896)
 Establishment of net deferred tax assets in
   connection with the termination of
   S corporation status                                  -        (325,827)
 Research and development tax credit               (83,711)              -
 Other                                               8,846           6,288
                                                ----------       ---------
 Actual income tax expense (benefit)            $  (72,000)      $ 304,158
                                                ==========       =========

                                                   1995            1994
                                                ----------      ---------
 Expected pro forma income tax expense          $  774,971       $ 479,143
 State income taxes, net of federal tax effect      90,311          66,531
 Research and development tax credits              (62,717)        (57,437)
 Other, net                                          6,595           4,819
                                                ----------       ---------
 Pro forma income taxes                         $  809,160       $ 493,056
                                                ==========       =========


                             MYSOFTWARE COMPANY

The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets as of December 31, 1996 and 1995 are as follows:

                                                 1996            1995
                                             -----------       -----------
Deferred tax assets:
   Accruals and reserves                      $  768,770        $ 448,921
   Net operating loss carryforwards                6,314                -
   Tax credit carryforwards                      107,781                -
                                              ----------       ----------
      Total gross deferred tax assets            882,865          448,921

   Less valuation allowance                      575,132                -
                                              ----------       ----------
      Deferred tax assets net of valuation
      allowance                                  307,733          448,921
Deferred tax liabilities:
    Fixed assets                                  25,388           17,116
                                              ----------       ----------
      Deferred tax liabilities                    25,388           17,116
                                              ----------       ----------
      Net deferred tax assets                 $  282,345       $  431,805
                                              ==========       ==========

A valuation allowance of $575,132 was established in 1996 against deferred tax assets. Based on the results of the current year operations and uncertainty of future realization of the deferred tax assets, the Company's management does not believe it is more likely than not that sufficient future taxable income will be generated to realize all of the net deferred tax assets.

As of December 31, 1996, the Company has a net operating loss carryforward of approximately $108,000 for California income tax purposes which expires in 2002. The Company also has a California research and development tax credit carryforward of $107,781.

5.  Major Customers

The following table summarizes sales to customers when sales to such customers exceeded 10% of revenues as well as the amounts due from these customers as a percentage of total gross accounts receivable.

                                                   Years ended December 31,
        Percentage of net revenues                 1996     1995     1994
                                                  -----     ----     -----
         Customer A                                 34%       28%      23%
         Customer B                                 29%       23%      14%

                                                             December 31,
        Percentage of total accounts receivable as of       1996     1995
                                                            ----     ----
         Customer A                                           28%      55%
         Customer B                                           43%      20%


                              MYSOFTWARE COMPANY

6.  Commitments

Leases

The Company entered into agreements to lease its facilities under certain non cancelable operating leases extending through 2000. Future minimum lease commitments under these leases are as follows:

   	Years ending December 31,
        1997                        $  350,132
        1998                           501,023
        1999                           513,824
        2000                           164,657
                                    ----------
                                    $1,529,636
                                    ==========

Rent expense for the years ended December 31, 1996, 1995, and 1994, was approximately $263,000, $223,000, and $160,000, respectively.


Royalties

Royalties are accrued based on net sales pursuant to agreements with external software developers of software products published by the Company. Royalty costs, generally 2% of related revenues subject to certain maximum payment amounts, are included in cost of revenues.

Profit Sharing Plan

The Company's contributions to its employee profit sharing plan are made at the Company's discretion. Contributions amounted to $33,000, $164,000, and $220,000 for the years ended December 31, 1996, 1995, and 1994, respectively.

                             EXHIBITS INDEX



Exhibit                                       Incorporated by Reference
Number	     Exhibit Description       			    Form        Date          Number
------------------------------------------------------------------------------
 3.1     Certificate of Incorporation        S-1        6/20/95         3.3

 3.2     Bylaws                              S-1        6/20/95         3.4

10.1     Form of Indemnity Agreement for
         officers and directors              S-1        6/20/95        10.1

10.2     Form of Indemnity Agreement for
         officers and directors              S-1        6/20/95        10.2

10.3     1995 Equity Incentive Plan
         (the "1995 Plan")                   S-1        6/20/95        10.3

10.4     Form of Incentive Stock Option
         under the 1995 Plan                 S-1        6/20/95        10.4

10.5     Form of Nonstatutory Stock Option
         under the 1995 Plan                 S-1        6/20/95        10.5

10.6     1995 Non-Employee Directors' Stock
         Option Plan (the "Directors' Plan") S-1        6/20/95        10.6

10.7     Form of Stock Option under the
         Directors' Plan                     S-1        6/20/95        10.7

10.8     Lease Agreement by and between
         MySoftware and 2197 E. Bayshore Road
         Partnership dated February 25, 1993,
         as amended                          S-1        6/20/95        10.8

10.9     Software Development Agreement by
         and between MySoftware and Micro-
         Burst, Inc. dated October 11, 1993
         ("the October 11, 1993 Agreement")  S-1        6/20/95        10.9

10.10    Software Development Agreement by
         and between MySoftware and Micro-
         Crafts, Inc. dated September 13,
         1993 ("the September 13, 1991
         Agreement")                         S-1        6/20/95        10.10

10.11    Amendment to the September 13, 1991
         Agreement between MySoftware and
         MicroCrafts, Inc., dated October 10,
         1994                                S-1        6/20/95        10.11

                               EXHIBITS INDEX
                                (Continued)

Exhibit                                        Incorporated by Reference
Number	        Exhibit Description           Form         Date         Number
------------------------------------------------------------------------------
10.12    Software Development Agreement by
         and between MySoftware and Micro-
         Crafts, Inc. dated October 18, 1992
         ("the October 18, 1992 Agreement")  S-1        6/20/95        10.12

10.13    Amendment to the October 18, 1992
         Agreement between MySoftware and
         MicroCrafts, Inc., dated October 10,
         1994                                S-1        6/20/95        10.13

10.14    Software Development Agreement by
         and between MySoftware and Micro-
         Crafts, Inc. dated December 10,
         1993)                               S-1        6/20/95        10.14

10.15    Software Purchase Agreement and
         Assignment of Copyright dated
         January 15, 1996 by and between
         MySoftware and Mediatech, Inc.     10-K       12/31/95         44

10.16    Amendment to Lease Agreement dated
         June 30, 1995                      10-K       12/31/95         54

10.17    Lease Agreement by and between
         MySoftware and Birmingham
         Properties, Inc. dated October 8,
         1996                               N/A          N/A           N/A

10.18    Third Amendment to Lease Agreement
         by and between MySoftware and
         Holvick Family Trust, dated
         January 31, 1997                   N/A          N/A           N/A

11.1     Computation of Net Loss per Share
         and Pro Forma Net Income Per Share N/A          N/A           N/A

23.1     Consent of KPMG Peat Marwick LLP   N/A          N/A           N/A

27.1     Financial Data Schedule            N/A          N/A           N/A

                              EXHIBIT 10.17
                        STANDARD OFFICE LEASE-NET


1.	Basic Lease Provisions ("Basic Lease Provisions")

1.1 Parties: This Lease, dated, for reference purposes only, September 25. 1996 is made by and between Birmingham Properties, Inc., (herein called "Lessor") and My Software, Inc. (herein called "Lessee").
1.2 Premises:- Third floor, consisting of approximately 3,000 square feet, more or lose, as defined in paragraph 2 and as shown on Exhibit 'A' herein (the "Premises").
1.3 Building: Commonly described as being located at 1475 Folsom Street in the City of San Francisco, County of Son Francisco, State of California, as more particularly described in Exhibit A hereto, and as defined in paragraph 2.
1.4  Use: General office and software development, subject to paragraph 6.
1.5 Term: Three years commencing November 1, 1996 (see Exhibit'Commencement Date') and ending October 31, 1999 with one option to extend the lease term for two additional years at 95% of Fair Market Value ('FMV'), as defined in paragraph 3.
1.6 Base Rent: $3,750.00 per month, net of utilities and janitorial, payable on the lst day of each month, per paragraph 4.l.
1.8 Rent Paid Upon Execution: $7,500.00, which is the first months rent and the security deposit.
1.9  Security Deposit: $3,750.00
1.10 Lessee's Share of Operating Expenses: 31 % as defined in paragraph 4.2.

2.	Premises, Parking and Common Areas.

2.1 Premises: The premises are in a portion of a building, herein sometimes referred to as the 'Building' identified in paragraph of the Basic Lease Provisions. 'Building' shall include adjacent parking structures used in connection therewith. The Premises, the Buildings, the common Areas, the land upon which the same are located, along with all other buildings and improvements thereon or thereunder, are herein collectively referred to as the "Office Building Project". Lessor hereby leases to Lessee and Lessee leased from Lessor for the term, at the rental, and upon all of the conditions sat forth herein, the real property referred to in the Basic Lease Provisions, paragraph 1.2, as the 'Premises,' including rights to the Common Areas as set forth herein, the real property referred to in the Basic Lease Provisions, paragraph 1.2, as the 'Premises,' including rights to the Common Area as hereinafter specified.
2.2	 Vehicle Parking: Intentionally deleted.
2.3 Common Areas-Definition: The term 'Common Areas" is defined as all areas and facilities outside the Premises and within the exterior boundary line of the Office Building Project that are provided and designated by the Lessor from time to time for the general nonexclusive use of Lessor, Lessee and of other lessees of the Office Building Project and their respective employees, supplier, shippers, customers, and invitees, including but not limited to common entrances, lobbies, corridors, stairways and stairwells, to the extent not otherwise prohibitedby this Lease, trash areas, walkways, and decorative walls.
2.4 Common Areas - Rules and Regulations: Lessee agrees to abide by and conform to the rules and regulations attached hereto as Exhibit B with respect to the Office Building Project and Common Areas, and to causes its employees, suppliers, shippers, customers, and invitees to so abide and conform. Lessor or such other person(s) as Lessor may appoint shall have the exclusive control and management of the Common Areas and shall have the right, from time to time, to modify, amend and enforce said rules and regulations. Lessor shall not be responsible to Lessee for the non-compliance with said rules and regulations by the Lessee, their agents, employees and invites of the Office Building Project.
2.5 Common Area - Changes: Lessor shall have the right, in Lessor's sole discretion, from time to time:
(a) To make changes to the Building interior and exterior and Common Areas, including, without limitation, changes in the location, size, shape number, and appearance thereof, including but not limited to the lobbies, windows, stairways, entrance, ingress, egress, decorative walls, and walkways.
(b) To close temporarily any of the Common Areas for maintenance purposes so long as reasonable access to the Premises remains available;
(c) To designate other land and improvements outside the boundaries of the Office Building Project to be a part of the Common Areas, provided that such other land and improvements have a reasonable and functional relationship to the Office Building Project
(d)  To add additional buildings and improvements to the Common Areas;
(e) To use the Common Areas while engaging in making additional improve-ments, repairs or alterations to the Office Building Project, or any portion thereof;
(f) To do and perform such other acts and make such other changes in , to or with respect to the Common Area and Office Building Project, as Lessor may, in the exercise of sound business judgment deem to be appropriate.

3. Term:

3.1 The term and Commencement date of this Lease shall be as specified in paragraph 1.5 of the Basic Lease Provisions.
3.2 Delay in Possession: Notwithstanding said Commencement Date, if any reason Lessor cannot deliver possession of the Premises to Lessee on said date and subject to paragraph 3.2.2, Lessor shall not be subject to any liability therefore, nor shall such failure affect the validity of this Lease or the obligations of Lessee hereunder or extend the term hereof; but in such case, Lessee shall not obligated to pay rent or perform any other obligation of Lessee under the terms of this Lease, except as may be otherwise provide in this Lease, until possession of the Premises is tendered to Lessee, as hereinafter defined; provided, however, that if Lessor shall not have delivered possession of the Premises within sixty (60) days following said Commencement Date, as the same may be extended under the terms of a Work Letter executed by Lessor and Lessee, Lessee may, at Lessee's option, by notice in writing to Lessor within ten (10) days thereafter, cancel this Lease, in which event the parties shall be discharged from all obligations hereunder; provided however, that, as to Lessee' return any money previously deposited by Lessee (less any offsets due Lessor for Non-Standard Improvement); and provided, further, that if such written notice by Lessee is not received by Lessor within said ten (10) day period, Lessee's right to cancel this Lease hereunder shall terminate and be if no further force or effect.
3.2.1 Possession Tendered-Defined. Possession of the Premises shall be deemed tendered to Lessee ("Tender of Possession") when (1) the Improvements to be provided by Lessor under this Lease are substantial-ly completed, (2) the Building utilities are ready for use in the Premises, Lessee has reasonable access to the Premises ,and (4) ten
       (10) days shall have expired following advance written notice to Lessee of the occurrence of the matters described in (1), (2) and (3) above of this paragraph 3.2.1.
3.2.2 Delays Caused by Lessee. There shall be no abatement of rent, and the sixty (60) day period following the Commencement Date before which Lessee's right to cancel this Lease accrues under paragraph 3.2, shall be deemed extended to the extent of any delays caused by acts or omissions of Lessee, Its agents, employees and contractors.
3.3 Early Possession. If Lessee occupies the Promises prior to said Commen-cement Date, such occupancy shall be subject to all provisions of this Lease, such occupancy shall not change the termination date, and Lessee shall pay rent for such occupancy.
3.4 Uncertain Commencement. In the event commencement of the Lease term is defined as the completion of the Improvements, Lessee and Lessor shall execute an amendment to this Lease establishing the date of Tender of Possession (as defined in paragraph 3.2.1) or the actual taking of possession by Lessee, whichever first occurs, as the Commencement Date.

4.  Rent

4.1  Base Rent. Subject to adjustment as hereinafter provided In paragraph
     4.3. and except as may be otherwise expressly provided in this Lease, Lessee shall pay to Lessor the Base Rent for the Premises set forth in paragraph 1.6 of the Basic Lease Provisions. without offset or deduction. Lessee shall pay Lessor upon execution hereof the advance Base Rent described In paragraph 1.8 of the Basic Lease Provisions. Rent for any period during the term hereof which is for less than one month shall be prorated based upon the actual number of days of the calendar month involved. Rent shall be payable in lawful money of the United States to Lessor at the address stated herein or to such other persons or at such other places as may designate in writing.
4.2 Operating Expenses. Lessee shall pay to Lessor during the term hereof, in addition to the Base Rent, Lessee's Share, as hereinafter defined, of all Operating Expenses, as hereinafter defined during each calendar year of the term of this Lease, in accordance with the following provisions:
                  Base year to be 1997.
(a) "Lessee's Share is defined, for purpose of this Lease, as the percentage set forth in paragraph 1.10 of the Basic Lease Provisions, which percentage has been determined by dividing the approximate square foot-age of the Premises by the total approximate square footage of the rentable space contained in the Office Building Project. It Is under-stood and agreed that the square footage figures set forth in the Basic Lease Provisions are approximations which Lessor and Lessee agree are reasonable and shall not be subject to revision except in connection with an actual change In the size of the Premises or a change In the space available for lease in the Office Building Project.
(b) "Operating Expenses" is defined, for purposes of this Lease, to include all costs, if any, incurred by Lessor In the exercise of Its reasonable discretion. for:
  (i) The operation, repair, maintenance, and replacement, in neat. clean, safe, good order and condition, of the Office Building Project, including but not limited to, the following:
       (aa) The Common Area, including their surfaces, coverings, decorative items, carpets, drapes and window coverings, and including parking areas, loading and unloading areas, trash areas, roadways, sidewalks, walkways, stairways, parkways, driveways, landscaped areas, striping, bumpers, irrigation systems, Common Area lighting facilities, building exteriors and roofs, fences and gates;
       (bb) All heating, air conditioning, plumbing, electrical systems, life safety equipment, telecommunication and other equipment used in common by, or for the benefit of, lessees or occupants of the Office Building Project, including elevators and escalators, tenant directories, fire detection systems including sprinkler system maintenance and repair.
  (ii)  Trash disposal, janitorial and security services;
  (iii) Any other service to be provided by Lessor that is elsewhere in this Lease stated to be an "Operating Expense";
  (iv) The cost of the premiums for the liability and property insurance policies to be maintained by Lessor under paragraph 8 hereof;
  (v) The amount of the real property taxes to be paid by Lessor under paragraph 10.1 hereof: except for increase due to sale or transfer of the building;

  (vi) 	The cost of water, sewer, gas, electricity, and other publicly mandated services to the Office Building Project;
  (vii)	Labor, aviaries and applicable fringe benefits and costs, materials, supplies and tools, used in maintaining and/or cleaning the Office Building Project and accounting and a management fee attributable to the operation of the Office Building Project;
  (ix) Replacements of equipment or improvements that have a useful life for depreciation purposes according to Federal Income tax guidelines of five (5) years or less, as amortized over such life.
(c) Operating Expenses shall not include the costs of replacements of equip-ment or improvements that have a useful life for Federal Income tax purposes in excess of five (5) years unless it is of the type described in paragraph 4.2(b)(viii), in which case their cost shall be Included as above provided.

(d) Operating Expenses shall not include any expenses paid by any lessee directly to third parties, or as to which Lessor Is otherwise reimbursed by any third party, other tenant, or by insurance proceeds.

(e) Lessee's Share of Operating Expenses shall be payable by Lessee within ten (10) days after a reasonably detailed statement of actual expenses
     is	presented to Lessee by Lessor. At Lessor's option, however, an amount may be estimated by Lessor from time to time of Lessee's Share of annual Operating Expenses and the same shall be payable monthly or quarterly, as Lessor shall designate, during each calendar year of the Lease term, on the same day as the Base Rent is due hereunder. In the event that Lessee pays Lessor's estimate of Lessee's Share of Operating Expenses as a foresaid, Lessor shall deliver to Lessee within sixty (60) days after the expiration of each calendar year a reasonably detailed statement showing Lessee's Share of the actual Operating Expenses incurred during the preceding year. If Lessee's payments under this paragraph 4.2(e) during said preceding calendar year exceed Lessee's Share as indicated
     on said statement, Lessee shall be entitled to credit the amount of such overpayment against Lessee's Share of Operating Expenses next falling due. If Lessee's payments under this paragraph during said preceding calendar year were less than Lessee's Share as indicated on said statement, Lessee shall pay to Lessor the amount of the deficiency within ten (10) days after delivery by Lessor to Lessee of said statement.
4.3	Rent Increase.
4.3.1 At the times set forth in paragraph l.7 of the Basic Lease Provisions, the monthly Base Rent payable under paragraph 4.l of this Lease shall be adjusted by the increase, if any, in the Consumer Price Index of the Bureau of Labor Statistics of the Department of Labor ( for All Urban Consumers, (1967=100), "All Rents," for the city nearest the location of the Building, herein referred to as "C.P.I.:' since the date of this Lease.
4.3.2 The monthly Base Rent payable pursuant to paragraph 4.3.1 shall be calculated as follows: the Base Rent payable for the first month of the term of this Lease, as set forth in paragraph 4.1 of this Lease, shall be multiplied by a fraction the numerator of which shall be the C.P.I. of the calendar month during which the adjustment is to take effect, and the denominator of which shall be the C.P.I. for the calendar month in which the original Lease term commences. The sum so calculated shall constitute hereunder, but, in no event, shall such new monthly Base
      Rent be less than the Base Rent payable for the month immediately preceding the date for the rent adjustment.

4.3.3 In the event the compilation and/or publication of the C.P.I. shall be transferred to any other governmental department or bureau or agency or shall be discontinued, then the index most nearly the same as the C.P.I. shall be used to make such calculations. In the event that Lessor and Lessee cannot agree on such alternative index, then the matter shall be submitted for decision to the American Arbitration Association in the county in which the Premises are located, in accordance with the then
      rules 4.3.4   Lessee shall continue to pay the rent at the rate
      previously in effect until the increase, if any, is determined. Within five (5) days following the date on which the increase is determined, Lessee shall make such payment to Lessor as will bring the increased rental current, commencing with the effective date of such increase through the date of any rental installments then due. Thereafter the rental shall be paid at the increased rate.
4.3.5 At such time as the amount of any change in rental required by this Lease is known or determined, Lessor shall execute an amendment to this Lease setting forth such change.

5. Security Deposit. Lessee shall deposit with Lessor upon execution hereof the security deposit set forth in paragraph 1.9 of the Basic Lease Provisions as security for Lessee's faithful performance of Lessee's obligation hereunder. If Lessee fails to pay rent or other charges due hereunder, or otherwise defaults with respect to any provision of this Lease, Lessor may use, apply or retain all or any portion of said deposit for the payment of any rent or other charge in default for the payment of any other hereof, and after Lessee has vacated the Premises. No trust relationship is created herein between Lessor and Lessee with respect to said Security Deposit.

6. Use.

6.1	Use. The Premises shall be used and occupied only for the purpose set forth in paragraph 1.4 of the Basic Lease Provisions or any other use which is reasonably comparable to that use and for no other purpose.
6.2	Compliance with Law.
(a)	Lessor warrants to Lessee that the Premises, in the state existing on the date that the Lease term commences, but without regard to alterations or improvements made by Lessee or the use for which Lessee will occupy the Premises, does not violate any covenants or restrictions of record, or any applicable building code, regulation or ordinance in effect on such Lease term Commencement Date. In the event it is determined that this warranty has been violated, then it shall be the obligation of the Lessor, after written notice from Lessee, to promptly, at Lessor's sole cost and expense, ractify any such violation.

(b) Except as provided in paragraph 6.2(a) Lessee shall, at Lessee's expense, promptly comply with all applicable statutes, ordinances, rules, regulations, orders, covenants and restrictions of record, and require-ments of any fire insurance underwriters or rating bureaus, now in effect or which may hereafter come into effect, whether or not they reflect a change in policy from that now existing, during the term or any part of the term hereof, relating in any manner to the Premises and the occupation and use by Lessee of the Premises. Lessee shall conduct its business in a lawful manner and shall not use or permit the use of the Premises or the Common Areas in any manner that will tend to create waste or a nuisance or shall tend to disturb other occupants of the Office Building Project.
6.3	Condition of Premises.
(a) Lessor shall deliver the Premises to Lessee in a clean condition on the Lease Commencement Date (unless Lessee is already in possession) and Lessor warrants to Lessee that the plumbing, lighting, air conditioning, and heating system in the Premises shall be in good operating condition.
    In the event that it is determined that this warranty has been violated, then it shall be the obligation of Lessor, after receipt of written notice from Lessee setting forth with specificity the nature of the violation, to promptly, at Lessor's sole cost, ractify such violation.
(b) Except as otherwise provided in this Lease, Lessee hereby accepts the Premises and the Office Building Project in their condition existing as of the Lease Commencement Date or the date that Lessee takes possession of the Premises, whichever is earlier, subject to all applicable zoning, municipal, county and state laws, ordinances and regulations governing and regulating the use of the Premises, and any easements, covenants or restrictions of record, and accepts this Lease subject thereto and to all matters disclosed thereby and by any exhibits attached hereto. Lessee acknowledges that it has satisfied itself by its own independent investiga-tion that the Premises are suitable for its intended use, and that neither Lessor's agent or agents has made any representation or warranty as to the present or future suitability of the Premises, Common Areas, or Office Building Project for the conduct of Lessee's business.

7.	Maintenance, Repairs, Alterations and Common Area Services.

7.1 Lessor's Obligations. Lessor shall keep the Office Building Project, including the Premises interior and exterior walls, roof, and common areas, and the equipment whether used exclusively for the Premises or in common with other premises, in good condition and repair; provided, however, Lessor shall not be obligated to paint, repair or replace wall coverings, or to repair or replace any improvements that are not ordinarily a part of the Building or are above then Building standards. Except as provided in paragraph 9.5, there shall be no abatement of rent or liability of Lessee on account of any injury or interference with Lessee's business with respect to any improvements, alterations or repairs made by Lessor to the Office Building Project or any part thereof. Lessee expressly waives the benefits of any statue now or hereafter in effect which would otherwise afford Lessee the rights to make repairs at Lessor's expenses or to terminate this Lease because of Lessor's failure to keep the Premises in good order, condition and repair.
7.2  Lessee's Obligations.
(a)  Notwithstanding Lessor's obligation to keep the Premises in good condition and repair, Lessee shall be responsible for payment of the cost thereof to Lessor as additional rent for that portion of the cost of any maintenance and repair of the Premises, or any equipment (wherever located) that serves only Lessee or the Premises, to the extent such cost is attributable to causes beyond normal wear and tear Lessee shall be responsible for the cost of painting, repairing or replacing wall coverings, and to repair or replace any Premises improvements that are not ordinarily a part of the Building or that are above then Building standards. Lessor may, at its option, upon reasonable notice, elect to have Lessee perform any particular such maintenance or repairs, the cost of which is otherwise Lessee's reposnsibility hereunder.
(b) On the last day of the term hereof, or on any sooner termination, essee shall surrender the Premises to Lessor in the same condition as received, ordinary wear and tear excepted, clean and free of debris. Any damage or deterioration of the Premises shall not be deemed ordinary wear and tear if the same could have been prevented by good maintenance practices by Lessee. Lessee shall repair any damage to the Premises occasioned by the installation or removal of Lessee's trade fixtures, alterations, furnishings and equipment. Except as otherwise stated in this Lease, Lessee shall leave the air lines, power panels, electrical distribution systems, lighting fixtures, air conditioning, window coverings, wall coverings, carpets, wall panelling, ceiling, and plumbing on the Premises and in good operating condition.
7.3  Alterations and Additions.
(a) Lessee shall not, without Lessor's prior written consent make any alterations, improvements, additions, Utility Installations or repairs in, on or about the Premises, or the Office Building Project. As used in this paragraph 7.3 the term "Utility Installation" shall mean carpeting, window and wall coverings, power panels, electrical distribution systems, lighting fixtures, air conditioning, plumbing, and telephone and telecommunication wiring and equipment. At the expiration of the term, Lessor may require the removal of any or all of said alterations, improvements, additions or Utility Installations, and the restoration of the Prmises and the Office Building Project to their prior condition, at Lessee's expense. Should Lessor permit Lessee to make its own alterations, improvements, additions or Utility Installations, Lessee shall use only such contractor as has been expressly approved by Lessor, and Lessor may require Lessee to provide Lessor, at Lessee's sole cost and expense, a lien and completion bond in an amount equal to one and one-half times the estimated cost of such improve-ments, to insure Lessor against any liability for mechanic's and material-men's liens and to insure completion of the work. Should Lessee make any alterations,improvements, addiitons or Utility Installations without the prior approval of Lessor, or use a contractor not expressly approved by Lessor, Lessor may, at any time during the term of this Lease, require that Lessee remove any part or all of the same.
(b) Any alterations, improvements, additions or Utility Installations in or about the Premises or the Office Building Project that Lessee shall desire to make shall be presented to Lessor in written form, with proposed detailed plans. If Lessor shall give its consent to Lessee's making such alteration, improvement, addition or Utility Installation, the consent shall be deemed conditioned upon Lessee acquiring a permit to do so from the applicable governmental agencies, furnishing a copy thereof to Lessor prior to the commencement of the work, and compliance by Lessee with all conditions of said permit in a prompt and expeditious manner.
(c)  Lessee shall pay, when due, all claims for labor or materials furnished or alleged to have been furnished to or for Lessee at or for use in the Premises, which claims are or may be secured by any mechanic's or materialmen's lien against the Premises, the Building or the Office Building Project, or any interest therein.
(d) Lessee shall give Lessor not less than ten (10) days' notice prior to the commencement of any work in the Premises by Lessee, and Lessor shall have the right to post notices of non-responsibility in or on the Premises or the Building as provided by law If Lessee shall, in good faith, contest the validity of any such lien, claim or demand, then Lessee shall, at its sole expense defend itself and Lessor against the same and shall pay and satisfy any such adverse judgment that may be rendered thereon before the enforcement thereof against the Lessor or the Premises, the Building or the Office Building Project, upon the condition that if Lessor shall require, Lessee shall furnish to Lessor a surety bond satisfactory to Lessor in an amount equal to such contested lien claim or demand indemnifying Lessor against liability for the same and holding the Premises, the Building and the Office Building Project free from the effect of such lien or claim. In addition, Lessor may require Lessee to pay Lessor's reasonable attorney's fees and costs in participating in such action if Lessor shall decided it is to Lessor's best interest so to do.
(e) All alternations, improvements, additions and Utility Installations (whether or not such Utility Installations constitute trade fixtures of Lessee), which may be made to the Premises by Lessee, including but not limited to, floor covering, panelings, doors, drapes, built-ins, moldings, sound attenuation, and lighting and telephone or communication systems, conduit, wiring and outlets, shall be made and done in a good and workmanlike manner and of good and sufficient quality and materials and shall be the property of Lessor and remain upon and be surrendered with the Premises at the expiration of the Lease term, unless Lessor requires their removal pursuant to paragraph 7.3(a). Provided Lessee is not in default, notwithstanding the provisions of this paragraph 7.3(e). Lessee's personal property and equipment, other than that which is affixed to the Premises so that it cannot be removed without material damage to the Premises of the Building, and other than Utility Installations, shall remain the property of Lessee and may be removed by Lesssee subject to the provisions of paragraph 7.2.
(f) Lessee shall provide Lessor with as-built plans and specifications for any alterations, improvements, additions or Utility Installations.
7.4	Utility Addition. Lessor reserves the right to install new or additional utility facilities throughout the Office Building Project for the benefit of Lessor or Lessee, or any other lessee of the Office Building Project, including, but not by way of limitation, such utilities as plumbing, electrical systems, security Systems, communication systems, and fire protection and detection systems, so long as such installations do not unreasonably interfere with Lessee's use of the Premises.

8. Insurance Indemnity.

8.1	Liability Insurance-Lessee. Lessee shall, at Lessee's expense, obtain and keep in force during the term of this Lease a policy of Comprehensive
    General Liability insurance utilizing an Insurance Services Office standard form with Broad Form General Liability Endorsement (GL0404), or equivalent, in an amount of not less than $1,000,000 per occurrence of bodily injury and property damage combined or in a greater amount as reasonably determined by Lessor and shall insure Lessee with Lessor as an additional insured against liability arising out of the use, occupancy or maintenance of the Premises. Compliance with the above reuirements shall not, however, limit laibility of Lessee hereunder.
8.2	Liability Insurance-Lessor. Lessor shall obtain and kee in force during the term of this Lease a policy of Combined Single Limit Bodily Injury and Broad Form Property Damage Insurance, plus coverage against such other risks Lessor deems advisable from time to time, insuring Lessor, but not Lessee, against liability arising out of the ownership, use, occupancy or mainten-ance of the Office Building Project in an amount not less than $5,000,000.00 per occurrence.
8.3	Property Insurance-Lessee. Lessee shall, at Lessee's expense, obtain and keep in force during the term of this Lease for the benefit of Lessee, replacement cost fire and extended coverage insurance, with vandalism and malicious mischief, sprinkler leakage and earthquake sprinkler leakage endorsements, in an amount sufficient to cover not less than 100% of the full replacement cost, as the same may exist from time to time, of all of Lessee's personal property, fixtures, equipment and tenant improvements.

8.4	Property Insurance-Lessor. Lessor shall obtain and keep in force during the term of this Lease a policy or policies of insurance covering loss or damage to the Office Building Project improvements, but not Lessee's personal property, fixtures, equipment or tenant improvements, in the amount of the full replacement cost thereof, as the same may exist from time to time, utilizing Insurance Services Office standard form, or equivalent, providing protection against all perils included within the classificatation of fire, extended coverage, vandalism, malicious mischief, plate glass, and such other perils as Lessor deems advisable or may be required by a lender having a lien on the Office Building Project. In addition, Lessor shall obtain and keep in force, during the term of this Lease, a policy of rental value insurance covering a period of one year, with loss payable to Lessor, which insurance shall also cover all Operating Expenses for said period. Lessee will not be named in any such policies carried by Lessor and shall have no rights to any proceeds therefrom. The policies required by these paragraph 8.2 and 8.4 shall contain such deductibles as Lessor or the aforesaid lender may determine. In the event that the Premises shall suffer an insured loss as defined in paragraph
    9.1(f) hereof, the deductible amounts under the applicable insurance policies shall be deemed an Operating Expenses. Lessee shall not do or permit to be done anything which shall invalidate the insurance policies carried by Lessor. Lessee shall pay the entirety of any increase in the property insurance premium for the Office Building Project over what it was immediately prior to the commencement of the term of this Lease if the increase is specified by Lessor's insurance carrier as being caused by the nature of Lessee's occupancy or any act or omission of Lessee.
8.5	Insurance Policies. Lessee shall deliver to Lessor copies of liability insurance policies required under paragraph 8.l or certificates evidencing the existence and amounts of such insurance within seven(7) days after the Commencement Date of this Lease. No such policy shall be cancelable or subject to reduction of coverage or other modification except after thirty
    (30) days prior written notice to Lessor. Lessee shall, at least thirty(30) days prior to the expiration Of such policies furnish Lessor with renewals thereof.
8.6	Waiver of Subrogation. Lessee and Lessor each hereby release and relieve the other and waive their entire right of recovery against the other for direct or consequential loss or damage arising out of or incident to the perils covered by property insurance carried by such party, whether due to the negligence of Lessor or Lessee or their agents, employees, contractors and/or invitees. If necessary all property insurance policies required under this Lease shall be endorsed to so provide.
8.7	Indemnity. Lessee shall indemnity and hold harmless Lessor and its agents,
    Lessor's master or ground lessor, partners and lenders, from and against any and all claims for damage to the person or property of anyone or any entity arising from Lessee's use of the Office Building Project, or from the conduct of Lessee's business or from any activity, work or things done, permitted or suffered by Lessee in or about the Premises or elsewhere and shall further indemnity and hold harmless Lessor from and against any and all calaims, costs and expenses arising form any breach or default in the performance of any obligation on Lessee's part to be performed under the term of this Lease, or arising from any act or omission of Lessee, or any of Lessee's agents, contractors, employees or invites and from and against all costs, attorney's fees, expenses and liabilities incurred by Lessor as the result of any such use, conduct, activity, work, things done, permitted or suffered, breach, default or negligence, and in dealing reasonbly therwith, including but not limited to the defence or pursuit of any claim or any action or proceeding involved therin; and in case any action or proceeding be brought against Lessor by reason of any such matter, Lessee upon notice from Lessor shall defend the same at Lessee's expense by counsel reasonably satisfactoy to Lessor and Lessor shall cooperate with Lessee with such defence. Lessor need not have first paid any such claim in order to be so indemnified. Lessee, as a material part of the consideration to Lessor, hereby assumes all risks of damage to property of Lessee or injury to persons, in upon or about the Office Building Project arising from any cause and Lessee hereby waives all claims in repsect thereof against Lessor.

8.8	Exempt of Lessor from Liability. Lessee hereby agrees that Lessor shall not be liable for injury to Lessee's business or any loss of income therefrom or for loss of or damage to the goods, wares, merchandise or other property of
    Lessee, Lessee's employees, invitees, customers, or any other person in  or about the Premises or the Office Building Project, nor shall Lessor be liable for injury to the person of Lessee, Lessee's employees, agents or contractors, whether such damage or injury is caused by or results from theft, fire, steam, electricity, gas, water or rain, or from the breakage, leakage, obstrcution or other defects of pipes, sprinklers, wires, appliances, plumbing, air conditioning or lighting fixtures, or from any other cause, whether said damage or injury results from conditions arising upon the Premises or upon other portions of the Office Building Project, or from other sources or places, or from new construciton or the repair, alteration or improvement of any part of the Office Building Project, or of the equipment, fixture or appurtenances applicable thereto, and regardless of whether the cause of such damage or injury or the means of repairing the same is inaccessible, Lessor shall not be liable fro any damage arising from any act or neglect of any other lessee, occupant or user of the Office
    Building Project, nor form the failure of Lessor to enforce the provisions of any other lessee of the Office Building Project.
8.9	No Representation of Adequate Coverage.  Lessor makes no representation that the limits or forms of coverage of insurance specified In this paragraph 8 are adequate to cover Lessee's property or obligations under this Lease.

9. Damage of Destruction.

9.1 Definition.
(a) "Premises Damage" shall mean if the Premises are damaged or destroyed to any extent.
(b) "Premises Building Partial Damage" shall mean if the Building of which the Premises are a part is damaged or destroyed to the extent that the cost to repair is less than fifty percent (50%) of the then Replacement Cost of the Building.
(c) "Premises Building Total Destruction" shall mean if the Building of which the Premises are a part is damaged or destroyed to the extent that the cost to repair is fifty percent (50%) or more of the then Replacement Cost of the Building.
(d) "Office Building Project Buildings" shall mean all of the buildings on the Office Building Project site.
(e) "Office Building, Project Office Buildings Total Destruction" shall mean if the Office Building Project Buildings are damaged or destroyed to the extent that the cost of repair is fifty percent (50%) or more of the then Replacement Cost of the Office Building Project Buildings.
(f) "Insured Loss" shall mean damage or destruction which was caused by an event required to be covered by the insurance described in paragraph 8. The fact that an Insured Loss has a deductible amount shall not make the loss an uninsured loss.
(g) "Replacement Cost" shall mean the amount of money necessary to be spent in order to repair or rebuild the damaged area to the condition that existed immediately prior to the damage occurring, excluding all improvements made by lessees, other than those Installed by Lessor at Lessee's expense.
9.2	Premises Damage; Premises Building Partial Damage.

(a) Insured Loss: Subject to the provisions of paragraphs 9.4 and 9.5, it at any time during the term of this Lease there is damage which is an Insured Loss and which falls into the classification of either Premises Damage or
    Premise Building Partial Damage, then Lessor, shall, as soon as reasonably possible and to the extent the required materials and labor are readily available through usual commercial channels, at Lessor's expenses, repair such damage (but not Lessee's fixtures, equipment or tenant improvements originally paid for by Lessee) to its condition existing at the time of the damage, and this Lease shall continue in full force and effect.
(b) Uninsured Loss: Subject to the provisions of paragraph 9.4 and 9.5, if at any time during the term of this Lease there is damage which is not an Insured Loss and which falls within the classification or Premises Damage or Premises Building Partial Damage, unless caused by a negligent or willful act of Lessee (in which event Lessee shall make the repairs at Lessee's expense), which damage prevents Lessee from making any substantial use of Premises, Lessor may at Lessor's option either (i) repair such damage as soon as reasonably possible at Lessor's expense, in which event this Lease shall continue in full force and effect, or (ii) give written notice to Lessee within thirty (30) days after the date of the occurrence of such damage of Lessor's intention to cancel and terminate this Lease as of the date of the occurrence of such damage, in which event this Lease shall terminate as of the date of the occurrence of such damage.
9.3 Premises Building Total Destruction; Office Building Project Total Destruction. Subject to the provisions of paragraph 9.4 and 9.5, if at any time during the term of this Lease there is damage, whether or not it is an Insurance Loss, which falls into the classifications of either (i) Premises Building Total Destruction, or (ii) Office Building Project Total Destruction, then Lessor may at Lessor's option either (i) repair such damage or destruction as soon as reasonably possible at Lessor's expense
    (to the extent the required materials are readily available through usual commercial channels) to its condition existing at the time of the damage, but not Lessee's fixtures, equipment or tenant improvements, and this Lease shall continue in full force and effect, or (ii) give written notice to Lessee within thirty (30) days after the date of occurrence of such damage of Lessor's intention to cancel and terminate this Lease, in which case this Lease shall terminate as of the date of the occurrence of such damage.
9.4	Damage Near End of Term.
(a) Subject to paragraph 9.4(b), if at any time during the last twelve (12) months of the term of this Lease there is substantial damage to the Premises, Lessor may at Lessor's option cancel and terminate this Lease as of the date of occurrence of such damage by giving written notice to Lessee of Lessor's election to do so within 30 days after the date of occurrence of such damage.
(b) Notwithstanding paragraph 9.4(a), in the event that Lessee has an option to extend or renew this Lease, and the time within which said option may be exercised has not yet expired, Lessee shall exercise such option, if it is to be exercised at all, no later than twenty (20) days after the occurrence of an Insured Loss failing within the classification of Premises Damage during the last twelve (12) months of the term of this Lease. If Lessee duly exercises such option during said twenty (20) day period, Lessor shall, at Lessor's expense, rpair such damage, but not Lessee's fixtures, equipment or tenant improvements, as soon as reasonably possible and this Lease shall continue in full force and effect. If Leasee fails to exercise such option during said twenty (20) day period, then Lessor may at Lessor's option terminate and cancel this Lease as of the expiration of said twenty (20) day period by giving written notice to Lessee of Lessor's election to do so within ten (10) days after the expiration of said twenty (20) day period, notwithstanding any term or provision in the grant of option to the contrary.

9.5 Abatement of Rent; Lessee's Remedies.

(a) In the event Lessor repairs or restores the Building or Premises pursuant to the provisions of this paragraph 9, and any part of the Premises are not usable (including loss of use due to loss of access or essential services), the rent payable hereunder (including Lessee's Share of Operating Expenses) for the period during which such damage, repair or restoration continues shall be abated, provided (1) the damage was not the result of the negligence of Lessee, and (2) such abatement shall only be to the extent the operation and profitability of Lessee's business as operated from the Premises is adversely affected. Except for said abatement or rent, if any, Lessee shall have no claim against Lessor for any damage suffered by reason of any such damage, destruction, repair or restoration.
(b) If Lessor shall be obligated to repair or restore the Premises or the Building under the provisions of this Paragraph 9 and shall not commence such repair or restoration within ninety (90) days after such occurrence, or if Lessor shall not complete the restoration and repair within six (6) months after such occurrence, Lessee may at Lessee's option cancel and terminate this Lease by giving Lessor written notice of Lessee's election to do so at any time prior to the commencement or completion, respectively, of such repair or restoration. In such event this Lease shall terminate as of the date of such notice.
(c) Lessee agrees to cooperate with Lessor in connection with any such restoration and repair, including but not limited to the approval and/or execution of plans and specifications required.
9.6 Termination-Advance Payments. Upon termination of this Lease pursuant to this paragraph 9, an equitable adjustment shall be made concerning advance rent and any advance payments made by Lessee to Lessor. Lessor shall, in addition, return to Lessee so much of Lessee's security deposit as has not theretofore been applied by Lessor.
9.7 Waiver. Ler's business of

10. Real Propety Taxes.

10.1 Payment of Taxes. Lessor shall pay the real property tas, as defined in paragraph 10.3, applicable to the Office Building Project subject to reimbursement by Lessee's share of such taxes in accordance with the provisions of paragraph 4.2, except as otherwise provided in paragraph 10.2.
10.2 Additional Improvements. Lessee shall not be responsible for paying any increase in real property tax specified in the tax assessor's records and work sheets as being caused by additional improvements placed upon the Office Building Project by other lessees or by Lessor for the exclusive enjoyment of any other lessee. Lessee shall, however, pay to Lessor at the time that Operating Expenses are payable under paragraph 4.2(c) the entirety of any increase in real property tax if assessed solely by reson of additional improvements placed upon the Premises by Lessee or at Lessee's request.
10.3 Definition of "Real Property Tax." As used herein, the term "real property tax" shall include any form of real estate tax or assessment, general, special, ordinary or extraordinary, and any license fee, commercial rental tax, improvement bond or bonds, levy or tax (other than inheritance, personal income or estate taxes imposed on the Office Building Project or any portion thereof by any authority having the direct or indirect power to tax, including any city, county, state or federal government, or any school, agricultural, sanitary, fire, street, drainage or other improvement district thereof, as against any legal or equitable interest of Lessor in the Office Building Project or in any portion thereof, as against Lessor's right to rent or other income therefrom, and as against Lessor's business of leasing the Office Building Project. The term "real property tax" shall also include any tax, fee, levy, assessment or charge
     (i) in substitution of, partially or toally, any tax, fee, levy, assessment or charge hereinabove included within the definition of "real property tax:" or (ii) the nature of which was herinbefore included within the definition of "real property tax:" or (iii) which is imposed for a service or right not charged prior to June 1, 1978, or if previously charged, has been increased since June 1, 1978.
10.4 Joint Assessment. If the improvements or property, the taxes for which are to be paid separately by Lessee under paragraph 10.2 or 10.5 are not separately assessed, Lessee's poriton of that tax shall be equitably determined by Lessor from the respective valuation assigned in the assessor's work sheets or such other information (which may include the cost of construction) as may be reasonably available. Lessor's reasonable determination therof, in good faith, shall be conclusive.
10.5 Personal Property Taxes.
(a) Lessee shall pay prior to delinquency all taxes assessed against and levied upon trade fixtures, furnishings, equipment and all other personal property of Lessee contained in the Premises or elsewhere.
(b) If any of Lessee's said personal property shall be assessed with Lessor's real property, Lessee shall pay to Lessor the taxes attributable to Lessee within ten (10) days after receipt of a written statement setting forth the taxes applicable to Lessee's property.

11.  Utilities.

11.1 Services Provided by Lessor. Lessor shall provide heating, ventilation, air conditioning, as reasonably required, reasonable amounts of electricity for normal lighting and office machines, water for reasonable and normal dinking and lavatory use, and replacement light bulbs and/or fluorescent and ballasts for standard overhead fixtures.
11.2 Services Exclusion to Lessee. Lessee shall pay for all water, gas, heat, light, power, telephone and other utilities and services specially or exclusively supplied and/or metered exclusively to the Premises or to Lessee, together with any taxes thereon. If any such services are not separtely metered to the Premises, Lessee shall pay at Lessor's option, either Lessee's share or a reasonable proportion to be determined by Lessor of all charges jointly metered with other premises in the Building.
11.3 Hours of Service. Said services and utilities shall be provided during generally accepted business days and hours or such other days or hours as may hereafter be set forth. Utilities and services required at other times shall be subject to advance request and reimbursement by Lessee to Lessor of the cost thereof.
        Utility services provided on a 24 hour, seven days per week basis.
11.4 Excess Usage by Lessee. Lessee shall not make connection to the utilities except by or through existing outlets and shall not install or use machinery or equipment in or about the Premises that uses excess water, lighting or power, or suffer or permit any act that causes extra burden upon the utilities or services, including but not limited to security services, over standard office usage for the Office Building Project. Lessor shall require Lessee to reimburse Lessor for any excess expenses or costs that may arise out of a breach of this subparagraph by Lessee. Lessor may, in its sole discretion, install at Lessee's expense supplemental equipment and/or separate metering applicable to Lessee's excess usage or loading.
11.5 Interruptions. There shall be no abatement of rent and Lessor shall not be laible in any respect whatsoever for the inadquacy, stoppage, interruption or disontinuance of any utility or service due to riot, strike, labor dispute, breakdown, accident, repair or other cause beyond Lessor's reasonable control or in cooperation with government request or directions.

12. Assignment and Subletting.

12.1 Lessor's Consent Required. Lessee shall not voluntaily or by operation of law assign, transfer, mortgage, sublet, or otherwise transfer or encumber all or any part of Lessee's interest in the Lease or in the Premises, without Lessor's written consent, which Lessor shall not unreasonably withhold. Lessor shall respond to Lessee's request for consent hereunder in a timely manner and any attempted assignment, transfer, mortgage, encumbrance or subletting without such consent shall be void, and shall constitute a material default and breach of this Lease without the need for notice to Lessee under paragraph 13.1. "Transfer" within the meaning of this paragraph 12 shall include the transfer or transfers aggregating:
     (a) if Lessee is a corporation, more than twenty-five percent (25%) of the voting stock of such corporation, or (b) if Lessee is a partnership, more than twenty-five percent (25%) of the profit and loss participation in such partnership.

12.2 Lessee Affiliate. Notwithstanding the provisions of paragraph 12.1 hereof, Lessee may assign or sublet the Premises, or any portion thereof, without Lessor's consent, to any corporation which controls, is controlled by or is under common control with Lessee, or to any corporation resulting from the merger or consolidation with Lessee, or to any person or entity which acquires all the assets of Lessee as a going concern of the business that is being conducted on the Premises, all of which are referred to as "Lessee Affiliate"; provided that before such assignment shall be effective, (a) said assignee shall assume, in full, the obligation of Lessee under this Lease and (b) Lessor shall be given written notice of such assignment and assumption. Any such assignment shall not, in any way, affect or limit the liability of Lessee under the terms of this Lease even if after such assignment or subletting the terms of this Lease are materially changed or altered without the consent of Lessee, the consent of whom shall not be necessary.
12.3 Terms and Conditions Applicable to Assignment and Subletting.
(a) Regardless of Lessor's consent, no asssignment or subletting shall release Lessee of Lessee's obligation herunder or alter the primary liability of Lessee to pay the rent and other sums due Lessor hereunder including Lessee's share of Operating Expenses, and to preform all other obligations to be preformed by Lessees hereunder.
(b) Lessor may accept rent from any person other than Lessee pending approval or disapproval of such assignment.
(c) Neither a dealy in the approval or disapproval of such assignement or sub-letting, nor the acceptance of rent, shall constitute a waiver or estoppel of Lessor's right to exercise its remedies for the breach of any of the terms or conditions of this paragraph 12 or this Lease.
(d) If Lessee's obligations under this Lease have been guaranteed by third parties, then an assignment or sublease, and Lessor's consent thereto, shall not be effective unless said guarantors give their written consent to such sublease and the terms thereof.
(e) The consent by Lessor to any assignment or subletting shall not constitute a consent to any subsequent assignment or subletting by Lessee or to any subsquent or successive assignment or subletting by the subleases. However, Lessor may consent to subsequent subletting and assignments of the sublease or any amendments or modifications thereto without notifying Lessee or anyone else liable on the Lease or sublease and without obtaining their consent and such action shall not relieve such persons from liability under this Lease or said sublease; provided, however such persons shall not be responsible to the extent any such amendment or modfications enlarges or increases the obligations of the Lessee or subleases under this Lease or such subleases.
(f) In the event of any default under this Lease, Lessor may proceed directly against Lessee, any guarantors or any one else reponsible for the perform-ance of this Lease, inlcuding the subleases, without first exhausting Lessor's remedies against any other person or entity responsible therefore to Lessor, or any security held by Lessor or Lessee.
(g) Lessor's written consent to any assignment or subletting of the Premises by Lessee shall not constitute an acknowledgment that no default then exists under this Lease of the obligations to be performed by Lessee nor shall such consent be deemed a waiver of any then existing default except as may be otherwise stated by Lessor at the time.
(h) The discovery of the fact that any financial statement relied upon by Lessor in giving its consent to an assignment or subletting was materially false shall, at Lessors election, render Lessor's said consent null and void.
12.4 Additional Terms and Conditions Applicable to Subletting. Regardless of Lessor's consent, the following terms and conditions shall apply to any subletting by Lessee of all or any part of the Premises and shall be deemed included in all subleases under this Lease whether or not expressly incorporated therein:
(a) Lessee hereby assigns and transfers to Lessor all of Lessee's interest in all rentals and income arising from any sublease heretofore or hereafter made by Lessee, and Lessor may collect such rent and income apply same toward Lessee's obligations under this Lease; provided, however, that until a default shall occur in the performance of Lessee's obligation under this Lease, Lessee may receive, collect and enjoy the rents accuring under such sublease. Lessor shall not, by reason of this or any other assignment of such sublease to Lessor nor by reason of the collection of the rents from a sublease, be deemed liable to the subleases for any failure or Lessee to perform and comply with any of Lessee's obligations to such subleases. Leesse hereby irrevocably authorizes and directs any such subleases, upon receipt of a written notice from Lessor stating that a default exists in the performance of Lessee's obligations under this Lease, to pay to Lessor the rents due and to become due under the sublease. Lessee agrees that such subleases shall have the rights to rely upon any such statement and request from Lessor, and that such subleases shall pay such rents to Lessor without any obligation or right to inquire as to whether such default exists and notwithstanding any notice from or claim from Lessee to the contrary. Lessee shall have no right or calim against said subleases or or Lessor for any such rents so paid by said sublease to Lessor.
(b) No sublease entered into by Lessee shall be effective unless and until it has been approved in writing by Lessor. In entering into any sublease, Lessee shall use only such form of sublease as is satisfactory to Lessor, and once approved by Lessor, such sublease shall not be changed or modified without Lessor's prior written consent. Any subleases shall, by reason of entering into a sublease under this Lease, be deemed, for the benefit of Lessor, to have assumed and agreed to conform and comply with each and every obligation herein to be performed by Lessee other than such obligations as are contrary to or inconsistent with provisions contained in a sublease to which Lessor has expressly consented in writing.
(c) In the event Lessee shall default in the performance of its obligations under this Lease, Lessor, at its option and without any obligation to do so, may require any subleases to attorn to Lessor, in which event Lessor shall undertake the obligations of Lessee under such sublease from the time of the exercise of said option to the termination of such sublease; provided, however, Lessor shall not be liable for any prepaid rents or security deposit paid by such subleases to Lessee or for any other prior defaults of Lessee under such sublease.
(d) No subleases shall further assign or sublet all or any part of the Premises without Lessor's prior written consent.
(e) With respect to any subletting to which Lessor has consented, Lessor agrees to deliver a copy of any notice of default by Lessee to the subleases. Such subleases shall have the right to cure a default of Lessee within three (3) days after service of said notice of default upon such subleases, and the subleases shall have a right of reimbursement and offset from and against Lessee for any such defaults cured by the subleases.
12.5 Lessor's Expenses. In the event Lessee shall assign or sublet the Premises or request the consent of Lessor to any assignment or subletting or if

     Lessee shall request the consent of Lessor for any act Lessee proposes to do then Lessee shall pay Lessor's reasonable costs and expenses incurred in connection therewith, including attorneys', architects', engineers' or other consultants' fees, up to a total of $500.00.
12.6 Conditions to Consent. Lessor reserves the reserve the right to condition any approval to assign or sublet upon Lessor's determination that (a) the proposed assignee or subleases shall conduct a business on the Premises of a quality substantially equal to that of Lessee and consistent with the genereal character of the other occupants of the Office Building Project and not in violation of any exclusives or rights then held by other tenants, and (b) the proposed assignee or subleases be at least as financially responsible as Lessee was expected to be at the time of the execution of this Lease or of such assignment or subletting whichever is greater.

13.  Default; Remedies.

13.1 Default. The occurrence of any one or more of the following events shall constitute a material default of this Lease by Lessee:
(a) The vacation or abandonment of the Premises by Lessee. Vacation of the Premises shall include the failure to occupy for a continuous period of sixty (60) days or more, whether or not the rent is paid.
(b) The breach by Lessee of any of the covenants, conditions or provisions of paragraphs 7.3(a), (b) or (d) (alterations), 12.1 (assignment or subletting), 13.1(a) (vacation or abandonment), 13.1(e) (insolvency), 13.1(f) (false statement), 16(a) (estoppel certificate), 30(b) (subordination), 33 (auctions), or 41.1 (easements), all of which are hereby deemed to be material, non -curable defaults without the necessity of any notice by Lessor to Lessee thereof.
(c) The failure by Lessee to make any payment of rent or any other payment required to be made by Lessee hereunder, as and when due, where such failure shall continue for a period of three (3) days after written notice thereof from Lessor to Lessee. In the event that Lessor serves Lessee with a Notice to Pay Rent or Quit pursuant to applicable Unlawful Detainer statutes such Notice to Pay Rent or Quit shall also constitute the notice required by this paragraph.
(d) The failure by Lessee to make any payment of rent or any other payment required to be made by Lessee hereunder, as and when due, where such failure shall continue for a period of three (3) days after written notice thereof from Lessor to Lessee. In the event that Lessor serves Lessee with a Notice to Pay Rent or Quit pursuant to applicable Unlawful Detainer statues such Notice to Pay Rent or Quit shall also constitute the notice required by this subparagraph.
(e) (i) The making by Lessee of any general arrangement or general assignment for the benefit of creditors; (ii) Lessee becoming a "debtor" as defined in 11 U.S.C. 101 or any statue thereto (unless, in the case of petition filed against Lessee, the same is dismissed within sixty (60) days; (iii) the appointment of a trustee or receive to take possession of substantially all of Lessee's assets located at the Premises or of substantially all of Lessee's assets located at the Premises or of Lessee's interest in this Lease, where possession is not restored to lessee within thirty (30) days; or (iv) the attachment, execution or other judicial seizure of substantially all of Lessee's assets located at the Premises or of Lessee's interest in this Lease, where such seizure is not discharged within thirty
     (30) days. In the event that any provision of this paragraph 13.1(e) is contrary to any application law, such provision shall be of no force or effect.
(f) The discovery by Lessor that any financial statement given to Lessor by Lessee, or its success or in interest or by any guarantor of Lessee's obligation hereunder, was materially false.
13.2 Remedies. In the event of any material default or breach of this Lease by Lessee, Lessor may at any time thereafter, with or without notice or demand and without limiting Lessor in the exercise of any right or remedy which Lessor may have by reason of such default:
(a) Terminate Lessee's right to possession of the Premises by any lawful means, in which case this Lease and the term hereof shall terminate and Lessee shall immediately surrender possession of the Premises to Lessor. In such event Lessor shall be entitled to recover from Lessee all damages incurred by Lessor by reason of Lessee's default including, but not limited to, the cost of recovering possession of the Premises; expenses of reletting, including necessary renovation and alteration of the Premises, reasonable attorneys' fees, and any real estate commission actually paid; the worth at the time of award by the court having jurisdiction thereof of the amount by which the unpaid rent for the balance of the term after the time of such award exceeds the amount of such rental loss for the same period that Lessee proves could be reasonably avoided; that portion of the leasing commission paid by Lessor pursuant to paragraph 15 applicable to the unexpired term of this Lease.
(b) Maintain Lessee's right to possession in which case this Lease shall continue in effect whether or not Lessee shall have vacated or abandoned the Premises. In such event Lessor shall be entitled to enforce all of Lessor's rights and remedies under this Lease, including the right to recover the rent as it becomes due hereunder.
(c) Pursue any other remedy now or hereafter available to Lessor under the laws or judicial decisions of the state wherein the Premises are located. Unpaid installments of rent and other unpaid monetary obligations of Lessee under the terms of this Lease shall bear interest from the date due at the maximum rate then allowable by law.
13.3	Default by Lessor. Lessor shall not be in default unless Lessor fails to perform obligations required of Lessor within a reasonable time, but in no event later than thirty (30) days after written notice by Lessee to Lessor and to the holder of any first mortgage or deed of trust covering the Premises whose name and address shall have theretofore been furnished to Lessee in writing, specifying wherein Lessor has failed to perform such obligation; provided, however, that if the nature of Lessor's obligation is such that more than thirty (30) days are required for performance then Lessor shall not be in default if Lessor commences performance within such 30-day period and thereafter diligently pursues the same to completion.
13.4	Late Charges. Lessee hereby acknowledges that late payment by Lessee to
     Lessor of Base Rent, Lessee's Share of Operating Expenses or other sums due hereunder will cause Lessor to incur costs not contemplated by this Lease, the exact amount of which will be extremely difficult to ascertain. Such costs include, but are not limited to, processing and accounting charges, and late charges which may be imposed on Lessor by the terms of any mortgage or trust deed covering the Office Building Project. Accordingly, if any installment of Base Rent, Operating Expenses, or any other sum due from Lessee shall not be received by Lessor or Lessor's designee within ten (10) days after such amount shall be due, then, without any requirement for notice to Lessee, Lessee shall pay to Lessor a late charge equal to 6% of such overdue amount. The parties hereby agree that such late charge represents a fair and reasonable estimate of the costs Lessor will incur by reason of late payment by Lessee. Acceptance of such late charge by Lessor shall in no event constitute a waiver of Lessee's default with respect to such overdue amount, nor prevent Lessor from exercising any of the other rights and remedies granted hereunder.

14. Condemnation. If the Premises or any portion thereof or the Office Building Project are taken under the power of eminent domain, or sold under the threat of the exercise of said power (all of which are herein called "condemnation"), this Lease shall terminate as to the part so taken as of the date the condemning authority takes title or possession, whichever first occurs; provided that if so much of the Premises or the Office Building Project are taken by such condemnation as would substantially and adversely affect the operation and profitability of Lessee's business conducted from the Premises, Lessee shall have the option, to be exercised only in writing within (30) days after Lessor shall have given Lessee written notice of such taking (or in the absence of such notice, within thirty (30) days after the condemning authority shall have taken possession), to terminate this Lease as of the date the condemning authority takes such possession. If Lessee does not terminate this Lease in accordance with the foregoing, this Lease shall remain in full force and effect as to the portion of the Premises remaining, except that the rent and Lessee's share of Operating Expenese shall be reduced in the proportion that the floor area of the Premises taken bears to the total floor area of the Premises. Common Areas taken shall be execluded from the Common Areas usable by Lessee and no reduction of rent shall occur with respect thereto or by reason thereof. Lessor shall have the option in its sole discretion to terminate this Lease as of the taking of possession by the condemning authority, by giving written notice to Lessee of such election within thirty (30) days after receipt of notice of a taking by condemnation of any part of the Premises or the Office Building Project. Any award for the taking of all or part of the Premises or the Office Building Project under the power of eminent domain or any payment made under threat of the exercise of such power shall be the property of Lessor, whether such award shall be made as compensation for diminution in value of the leasehold or for the taking of the fee, or as severance damages; provided, however, that Lessee shall be entitled to any separate award for loss of or damage to Lessee's trade fixtures, removable personal property and unamortized tenant improvments that have been paid by Lessee. For that purpose the cost of such improvements shall be amortized over the original term of this Lease excluding any options. In the event that this Lease is not terminated by reason of such condemnation, Lessor shall to the extent of severance damages received by Lessor in connection with such condemnation, repair any damage to the Premises casusd by such condemnation except to the extent that Lessee has been reimbursed therefore by the condemning authority. Lessee shall pay any amount in excess of such severance damages required to completet such repair.

15.  Broker's Fee.

(a) The broker involved in this transaction are None as "listing broker" and BT Commercial Estate as "cooperating broker," licensed real estate broker(s). A "cooperating broker" is defined as any broker other than the listing broker entitled to a share of any commission arising under this Lease. Upon execution of this Leaessor shall pay to said brokers jointly, or in such separate shares as they may mutually designate in writing, a fee as set forth in a separate agreement between Lessor and said broker(s), or in the event there is no separate agreement between Lessor and said broker(s), the sum of $ by separate agreement, for brokerage services rendered by said broker(s) to Lessor in this transaction.
(b) Lessor further agrees that (i) if Lessee exercises any Option, as defined in paragraph 39.1 of this Lease, which is granted to Lessee under this Lease, or any subsequently granted option which is substantially similar to an Option granted to Lessee under this Lease, or (ii) if Lessee acquires any rights to the Premises or other premises described in this Lease which are substantially similar to what Lessee would have acquired had an Option herein granted to Lessee been exercised, or (iii) if Lessee remains in possession of the Premises after the expiration of the term of this Lease after having failed to exercise an Option, or (iv) if said broker(s) are the procuring casue of any other lease or sale entered into between the parties pertaining to the Premises and/or any adjacent property in which Lessor has an interest, or (v) if the Base Rent is increased, whether by agreement or operation of an escalation clause contained herein, then as to any of said transactions or rent increases, Lessor shall pay said broker(s) a fee in accordance with the schedule of said broker(s) in effect at the time if execution of this Lease. Said fee shall be paid at the time such increased rental is determined.
(c) Lessor agrees to pay said fee not only on behalf of Lessor but also on behalf of any person, corporation, association, or other entity having an ownership interest in said real property or any part thereof, when such fee is due hereunder. Any transferee of Lessor's interest in this Lease, whether such transfer is by agreement or by operation of law, shall be deemed to have assumed Lessor's obligation under this paragraph 15. Each listing and cooperating broker shall be a third party beneficiary of the provisions of this paragraph 15 to the extent of their interest in any commission arising under this Lease and may enforce that right directly against Lessor; provided, however, that all brokers having a right to any part of such total commission shall be a necessary party to any suit with respect thereto.
(d) Lessee and Lessor each represent and warrant to the other that neither has had any dealings with any person, firm, broker or finder (other than the person(s), if any, whose names are set forth in paragraph 15(a), above) in connection with the negotiation of this Lease and/or the consummation of the transaction contemplated hereby, and no other broker or other person, firm or entity is entitled to any commission or finder's fee in connection with said transaction and Lessee and Lessor do each hereby indemnity and hold the other harmless from and against any costs, expenses, attorneys' fees or liability for compensation or charges which may be claimed by any such unnamed broker, finder or other similar party by reason of any dealings or actions of the indemnifying party.

16.	Estoppel Certificate.

(a) Each party (as "responding party") shall at any time upon not less than ten (10) days' prior written notice from the other party ("requesting party") execute, acknowledge and deliver to the requesting party a statement in writing (i) certifying that this Lease is unmodified and in full force and effect (or, if modified. stating the nature of such modification and certifying that this Lease, as so modified, is in full force and effect) and the date of which the rent and other charges are paid in advance, if any, and (ii)acknowledging that there are not, to the responding party's knowledge, any uncured defaults on the part of the requesting party, or specifying such defaults if any are claimed. Any such statement may be conclusively relied upon by any prospective purchaser or encumbrancer of the Office Building Project or of the business of Lessee.
(b) At the requesting party's option, the failure to deliver such statement within such time shall be material default of this Lease by the party who is to respond, without any further notice to such party, or it shall be conclusive upon such party that (i) this Lease is in full force and effect, without modification except as may be represented by the requesting party,
     (ii) there are no uncured defaults in the requesting party's performance, and (iii) if Lessor is the requesting party, not more than one month's rent has been paid in advance.
(c) If Lessor desires to finance, refinance, or sell the Office Building Project, or any part thereof, Lessee hereby agrees to deliver to any lender or purchaser designated by Lessor such financial statements of Lessee as may be reasonably required by such lender or purchaser. Such statements shall include the past three (3) years' financial statements of Lessee.
     All such financial statements shall be received by Lessor and such lender or purchaser in confidence and shall be used only for the purposed herein set forth.

17. Lessor's Liability. The term "Lessor" as used herein shall mean only the owner or owners, at the time in question, of the fee title or a lessee's interest in a ground lease of the Office Building Project, and except as expressly provided in paragraph 15, in the event of any transfer of such title or interest, Lessor herein named (and in case of any subsequent transfers then the grantor) shall be relieved from and after the date of such transfer of all liability as respects Lessor's obligations thereafter to be performed, provided that any funds in the hands of Lessor or the than grantor at the time of such transfer, in which Lessee has an interest, shall be delivered to the grantee. The obligations contained in this Lease to be performed by Lessor shall, subject as aforesaid, be binding on Lessor's successors and assigns, only during their respective periods of ownership.

18.  Severability.	 The Invalidity of any provision of this Lease as determined by a court of competent jurisdiction shall in no way affect the validity of any other provision hereof.

19. Interest on Past-due Obligation. Except as expressly herein provided, any amount due to Lessor not paid when due shall bear interest at the maximum rate than allowable by law or judgments from the date due. Payment of such interest shall not excuse or cure any default by Lessee under this Lease; provided, however, that interest shall not be payable on late charges incurred by Lessee nor on any amounts upon which late charges are paid by Lessee.

20. Time of Essence. Time is of the essence with respect to the obligations to be performed under this Lease.

21. Additional Rent. All monetary obligations of Lessee to Lessor under the terms of this Lease, including but not limited to Lessee's share of Operating Expense and any other expenses payable by Lessee hereunder shall be deemed to be rent.

22. Incorporation of Prior Agreements; Amendments. This Lease contains all agreements of the parties with respect to any matter mentioned herein. No prior or contemporaneous agreement or understanding pertaining to any such matter shall be effective. This Lease may be modified in writing only, signed by the parties in interest at the time of the modification. Except as otherwise stated in this Lease, Lessee hereby acknowledges that neither the real estate broker listed in paragraph 15 hereof nor any cooperating borker on this transaction nor the Lessor or any employee or agents of any said persons has made any oral or written warranties or representations to Lessee relative to the condition or use by Lessee of the Premises or the Office Building Project and Lessee acknowledges that Lessee assumes all responsibility regarding the Occupational Safety Health Act, the legal use and adaptability of the Premises and the compliance thereof with all applicable laws and regulations in effect during the term of this Lease.

23. Notices. Any notice required or permitted to be given hereunder shall be in writing and may be given by personal delivery or by certified or registered mail, and shall be deemed sufficiently given it delivered or addressed to Lessee or to Lessor at the address noted below or adjacent to the signature of the respective parties, as the case may be. Mailed notices shall be deemed given upon actual receipt at the address required, or forty-eight hours following deposit in the mail, postage prepaid, whichever first occurs. Either party may by notice to the other specify a different address for notice purposes except that upon Lessee's taking possession of the Premises, the Premises shall constitute Lessee's address for notice purpose. A copy of all notices required or permitted to be given to Lessor hereunder shall be concurrently transmitted to such party or parties at such addresses as Lessor may from time to time hereafter designate by notice to Lessee.

24. Waivers. No waiver by Lessor of any provision hereof shall be deemed a waiver of any other provision hereof or of any subsequent breach by Lessee of the same or any other provision. Lessor's consent to, or approval of, any act shall not be deemed to render unnecessary the obtaining of Lessor's consent to or approval of any subsequent act by Lessee. The acceptance of rent hereunder by Lessor shall not be a waiver of any preceding breach by Lessee of any provision hereof, other than the failure of Lessee to pay the particular rent so accepted, regardless of Lessor's knowledge of such preceding breach at the time of acceptance of such rent.

25. Recording. Either Lessor or Lessee shall. upon request of the other, execute, acknowledge and deliver to the other a "short form" memorandum of this Lease for recording purposes.

26. Holding Over. If Lessee, with Lessor's consent. remains in possession of the Premises or any part thereof after the expiration of the term hereof, such occupancy shall be a tenancy from month to month upon all the provisions of this Lease pertaining to the obligations of Lessee, except that the rent payable shall be two hundred percent (200%) of the rent payable immediately preceding the termination date of this Lease, and all Options, it any, granted under the terms of this Lease shall be deemed terminated and be of no further effect during said month to month tenancy.

27. Cumulative Remedies. No remedy or election hereunder shall be deemed exclusive but shall, wherever possible, be cumulative with all other remedies at law or in equity.

26. Covenants and Conditions. Each provision of this Lease performable by Lessee shall be deemed both a covenant and a condition.

29. Binding Effect; Choice of Law. Subject to any provisions hereof restricting assignment or subletting by Lessee and subject to the provisions of paragraph 17, this Lease shall bind the parties, their personal representatives, successors and assigns. This Lease shall be governed by the laws of the State where the Office Building Project is located and any litigation concerning this Lease between the parties hereto shall be initiated in the county in which the Office Building Project is located.

30.  Subordination.

(a) This Lease, and any Option or right of first refusal granted hereby, at Lessor's option, shall be subordinate to any ground lease, mortgage, deed of trust, or any other hypothecation or security now or hereafter placed upon the Office Building Project and to any and all advances made on the security thereof and to all renewals, modifications, consolidations, replacements and extensions thereof. Notwithstanding such subordination, Lessee's right to quiet possession of the Premises shall not be disturbed if Lessee is not in default and so long as Lessee shall pay the rent and observe and perform all of the provisions of this Lease, unless this Lease is otherwise terminated pursuant to its terms. If any mortgagee, trustee or ground lessor shall elect to have this Lease and any Options granted hereby prior to the lien of its mortgage, deed of trust or ground lease, and shall give written notice thereof to Lessee, this Lease and such Options shall be deemed prior to such mortgage, deed of trust or ground lease, whether this Lease or such Options are dated prior to subsquent to the date of said mortgage, deed of trust or ground lease or the date of recording thereof.
(b) Lessee agrees to execute any documents required to effectuate an attornment, a subordination, or to make this Lease or any Option granted herein prior to the lien of any mortgage, deed of trust or ground lease, as the case may be. Lessee's failure to execute such documents within ten
     (10) days after written demand shall constitute a material default by Lessee hereunder without further notice to Lessee or, at Lessor's option, Lessor shall execute such documents on behalf of Lessee as Lessee's attorney-in-fact. Lessee does hereby make, constitute and irrevocably appoint Lessor as Lessee's attorney-in-fact and in Lessee's name, place and stead, to execute such documents in accordance with this paragraph 30(b).

31.  Attorneys' Fees.

31.1	If either party or the broker(s) named herein bring an action to enforce the terms hereof or declare rights hereunder, the prevailing party in any such action, trial or appeal thereon, shall be entitled to his reasonable attorneys' fees to be paid by the losing party as fixed by the court in the same or a separate suit, and whether or not such action is pursued to decision or judgment. The provisions of this paragraph shall insure to the benefit, of the broker named herein who seeks to enforce a right hereunder.
31.2	The attorneys' fee award shall not be computed in accordance with any court fee schedule, but shall be such as to fully reimburse all attorneys' fees reasonably incurred in good faith.
31.3	Lessor shell be entitled to reasonable attorneys' fees and all other costs and expenses incurred in the preparation and service of notices of default and consultations in connection  therewith, whether or not a legal action is subsequently commenced in connection with such default.

32.  Lessor's Access

32.1 Lessor and Lessor's agents shall have the right to enter the Premises at reasonable times for the purpose of inspecting the same, performing any services required of Lessor, showing the same to prospective purchasers, lenders, or lessees, taking such safety measures, erecting such scaffolding or other necessary structures, making such alterations, repairs, improvements or additions to the Premises or to the Office Building Project as Lessor may reasonably deem necessary or desirable and the erecting, using and maintaining of utilities, services, pipes and conduits through the Premises and/or other premises as long as there is no material adverse effect to Lessee's use of the Premises. Lessor may at any time place on or about the Premises or the Building any ordinary "For Sale" signs and

     Lessor may at any time during the last 120 days of the term hereof place on or about the Premises any ordinary "For Sale" signs.
32.2 All activities of Lessor pursuant to this paragraph shall be without abatement of rent, nor shall Lessor have any liability to Lessee for the same.
32.3 Lessor shall have the right to retain keys to the Premises and to unlock all doors in or upon the Premises other than to files, vaults and safes, and in the case of emergency to enter the Premises by any reasonably appropriate means, and any such entry shall not be deemed a forceable or unlawful entry to detainer of the Premises or an eviction. Lessee waives any charges of damages or injuries or interference with Lessee's property or business in connection herewith.

33. Auctions. Lessee shall not conduct, nor permit to be conducted, either voluntarily or involuntarily, any auction upon the Premises or the Common Areas without first having obtained Lessor's prior written consent. Notwithstanding anything to the contrary in this Lease, Lessor shall not be obligated to exercise any standard of reasonableness in determining whether to grant such consent. The holding of any auction on the Premises or Common Areas in violation of this paragraph shall constitute a material default of this Lease.

34. Signs. Lessee shall not place any sign upon the Premises or the Office Building Project without Lessor's prior written consent. Under no circumstances shall Lessee place a sign on any roof of the Office Building Project.

35. Merger. The voluntary or other surrender of this Lease by Lessee, or a mutual cancellation thereof, or a termination by Lessor, shall not work a merger, and shall, at the option of Lessor, terminate all or any existing subtenancies or may, at the option of Lessor, operate as an assignment to Lessor of any or all of such subtenancies.

36. Consents. Except for paragraph 33 (auctions) and 34 (signs) hereof, wherever in this Lease the consent of one party is required to an act of the other party such consent shall not be unreasonably withheld or delayed.

37. Guarantor. In the event that there is a guarantor of this Lease, said guarantor shall have the same obligations as Lessee under this Lease.

38. Quiet Possession. Upon Lessee paying the rent for the Premises and observing and performing all of the covenants, conditions and provisions on Lessee's part to be observed and performed hereunder, Lessee shall have quiet possession of the Premises for the entire term hereof subject to all of the provisions of this Lease. The individuals executing this Lease on behalf of Lessor represent and warrant to Lessee that they are fully authorized and legally capable of executing this Lease on behalf of Lessor and that such execution is binding upon all parties holding an owership interest in the Office Building Project.

39.  Options.

39.1 Definition. As used in this paragraph the word "Option" has the following meaning: (1) the right or option to extend the term of this Lease or to renew this Lease or to extend or renew any lease that Lessee has on other property of Lessor; (2) the option or right of first refusal to lease the Premises or the right of first offer to lease the Premises or the right of first refusal to lease other space within the Office Building Project or other property of Lessor or the right of first offer to lease other space within the Office Building Project or other property of Lessor; (3) the right or option to purchase the Premises or the Office Building Project, or the right of first refusal to purchase the Premises or the Office Building Project or the right of first offer to purchase the Premises or the Office Building Project, or the right or option to purchase other property of Lessor, or the right of first refusal to purchase other property of Lessor or the right of first offer to purchase other property of Lessor.

39.2 Options Personal. Each Option granted to Lessee in this Lease is personal to the original Lessee and may be exercised only by the original Lessee while occupying the Premises who does so without the intent of thereafter assigning this Lease or subletting the Premises or any portion thereof, and may not be exercised or be assigned, voluntarily or involuntarily, by or to any person or entity other than Lessee; provided, however, that an Option may be exercised by or assigned to any Lessee Affiliate as defined in paragraph 12.2 of this Lease. The Options, if any, herein granted to Lessee are not assignable separate and apart from this Lease, nor may any Option be separated from this Lease in any manner, either by reservation or otherwise.
39.3 Multiple Options. In the event that Lessee has any multiple options to extend or renew this Lease a later option cannot be exercised unless the prior option to extend or renew this Lease has been so exercised.
39.4 Effect of Default on Options.
(a) Lessee shall have no rights to exercise an Option, notwithstanding any provisions in the grant of Option to the contrary (i) during the time commencing from the date Lessor gives to Lessee a notice of default pursuant to paragraph 13.1 (c) or 13.1 (d) and continuing until the non-compliance alleged in said notice of default is cured, or (ii) during the period of time commencing on the day after a monetary obligation to Lessor is due from Lessee and unpaid (without any necessity for notice thereof to Lessee) and continuing until the obligation is paid, or (iii) in the event that Lessor has given Lessee three or more notices of default under paragraph 13.1 (c), or paragraph 13.1 (d), whether or not the defaults are cured, during 12 month period of time immediately prior to the time that Lessee attempts to exercise the subject Option, (iv) if Lessee has committed any non-curable breach, including without limitation those described in paragraph 13.1 (b), or is otherwise in default of any of the terms, covenants or conditions of this Lease.
(b) The period of time within which an Option may be exercised shall not be extended or enlarged by reason of Lessee's inability to exercise an Option because of the provisions of paragraph 39.4 (a).
(c) All rights of Lessee under the provisions of an Option shall terminate and be of no further force or effect, notwithstanding Lessee's due and timely exercise of the Option, if, after such exercise and during the term of this Lease, (i) Lessee fails to pay to Lessor a monetary obligation of Lessee for a period of thirty (30) days after such obligation becomes due (without any necessity of Lessor to give notice thereof to Lessee), or (ii) Lessee fails to commence to cure a default specified in paragraph 13.1(d) within thirty (30) days after the date that Lessor gives notice to Lessee of such default and/or Lessee fails thereafter to diligently prosecute said cure to completion, (iii) Lessor gives to Lessee three or more notices of default under paragraph 13.1(c), or paragraph 13.1(d), whether or not the defaults are cured, or (iv) if Lessee has committed any non-curable breach, including without limitation those described in paragraph 13.1(b), or is otherwise in default of any of the terms, covneants and conditions of this Lease.

40.  Security Measures-Lessor's Reservations,

40.1 Lessee hereby acknowledges that Lessor shall have no obligation whatsoever to provide guard service or other security measures for the benefit of the Premises or the Office Building Project. Lessee assumes all responsibility for the protection of Lessee, its agents, and invitees and the property of Lessee and of Lessee's agents and invitees from acts of third parties. Nothing herein contained shall prevent Lessor, at Lessor's sole option, from providing security protection for the Office Building Project or any part thereof, in which event the cost thereof shall be included within the definition of Operating Expenses, as set forth in paragraph 4.2(b).
40.2 Lessor shall have the following rights:

(a) To change the name, address or title of the Office Building Project or building in which the Premises are located upon not less than 90 days prior written notice;
(b) To, at Lessee's expense, provide and install Building standard graphics on the door of the Premises and such portions of the Common Areas as Lessor shall reasonably deem appropriate;
(c) To permit any lessee the exclusive right to conduct any business as long as such exclusive does not conflict with any rights expressly given herein;
(d) To place such signs, notices or displays as Lessor reasonably deems necessary or advisable upon the roof, exterior of the buildings or the Office Building Project or on pole signs in the Common Areas;
40.3 Lessee shall not:
(a) Use a representation (photographic or otherwise) of the Building or the Office Building Project or their name(s) in connection with Lessee's business;
(b) Suffer or permit anyone, except in emergency, to go upon the roof of the Building.

41.	 Easements.

41.1 Lessor reserves to itself the right, from time to time, to grant such easements, rights and dedications that Lessor deems necessary or desirable, and to cause the recordation of Parcel Maps and restrictions as long as such easements, rights, dedications, Maps and restrictions do not unreasonably interfere with the use of the Premises by Lessee. Lessee shall sign any of the aforernentioned documents upon request of Lessor and failure to do so shall constitute a material default, of this Lease by Lessee, without the need for further notice to Lessee.
41.2 The obstruction of Lessee's view, air, or light by any structure erected in the vicinity of the Building, whether by Lessor or third parties, shall in no way affect this Lease or impose any liability upon Lessor.

42. Performance Under Protest. If at any time a dispute shall arise as to any amount or sum of money to be paid by one party to the other under the provisions hereof, the party against whom the obligation to pay the money is asserted shall have the right to make payment "under protest" and such payment shall not be regarded as a voluntary payment, and there shall survive the right on the part of said party to institute suit for recovery of such sum. If it shall be adjusted that there was no legal obligation on the part of said party to pay such sum or any part thereof, said party shall be entitled to recover such sum or so much thereof as it was not legally required to pay under the provisions of this Lease.

43. Authority. If Lessee is a corporation, trust, or general or limited partnership, Lessee, and each individual executing this Lease on behalf of such entity, represent and warrant that such individual is duly authorized to execute and deliver this Lease on behalf of said entity. If Lessee is a corporation, trust, or partnership, Lessee shall, within thirty (30) days after execution of this Lease, deliver to Lessor evidence of such authority satisfactory to Lessor.

44. Conflict. Any conflict between the printed provisions, Exhibits or Addenda of this Lease and the typewritten or handwritten provisions, if any, shall be controlled by typewritten or handwritten provisions.

45. No Offer. Preparation of this Lease by Lessor or Lessor's agent and submission of same to Lessee shall not be deemed an offer to Lessee to lease. This Lease shall become binding upon Lessor and Lessee only when fully executed by both parties.

46. Lender Modification. Lessee agrees to make such reasonable modifications to this Lease as may be reasonably required by an institution lender in connection with the obtaining of normal financing or refinancing of the Office Building Project.

47. Multiple Parties. If more than one person or entity is named as either Lessor or Lessee herein, except as otherwise expressly provided herein, the obligations of the Lessor or Lessee herein shall be the joined several responsibility of all persons or entities named herein as such Lessor or Lessee, respectively.

48. Work Letter. This Lease is supplemented by that certain Work Letter of even date executed by Lessor and Lessee attached hereto as Exhibit C and incorporated herein by this reference.

Attachments. Attached hereto are the following documents which constitute a part of this Lease:

         Exhibit A: Space Plan
         Exhibit B: Rules
         Exhibit C: Work Letter
         Exhibit D: Lease Amendment

LESSOR AND LESSEE HAVE CAREFULLY READ AND REVIEWED THIS LEASE AND EACH TERM AND PROVISION CONTAINED HEREIN AND, BY EXECUTION OF THIS LEASE, SHOW THEIR INFORMED AND VOLUNTARY CONSENT THERETO. THE PARTIES HEREBY AGREE THAT, AT THE T1ME THIS LEASE IS EXECUTED, THE TERMS OF THIS LEASE ARE COMMERCIALLY REASONABLE AND EFFECTUATE THE INTENT AND PURPOSE OF LESSOR AND LESSEE WITH RESPECT TO THE PREMISES.


IF THIS LEASE HAS BEEN FILLED IN IT HAS BEEN PREPARED FOR SUBMISSION TO YOUR ATTORNEY FOR HIS APPROVAL. NO REPRESENTATION OR RECOMMENDATION IS MADE BY THE AMERICAN INDUSTRIAL REAL ESTATE ASSOCIATION OR BY THE REAL ESTATE BROKER OR ITS AGENTS OR EMPLOYEES AS TO THE LEGAL SUFFICIENCY, LEGAL EFFECT, OR TAX CONSEQUENCES OF THIS LEASE OR THE TRANSACTION RELATING THERETO; THE PARTIES SHALL RELY SOLELY UPON THE ADVICE OF THEIR OWN LEGAL COUNSEL AS TO THE LEGAL AND TAX CONSEQUENCES OF THIS LEASE.



		LESSOR                                                       LESSEE
	  	Birmingham Properties, Inc.                         My Software, Inc.

	By  Robert Birmingham                                   Jim Willenborg
	    its President                               its Executive Vice President
                                                     Sales and Marketing
     on October 8, 1996                            on October 8, 1996


                          EXHIBIT A.

                         SPACE PLAN
                  (Layout and drawing of the space.)

                          EXHIBIT B.
                   RULES AND REGULATIONS FOR
                      STANDARD OFFICE LEASE

Dated: September 25, 1996

By and Between Birmingham Properties, Inc. and MySoftware, Inc.

                     		GENERAL RULES

1. Lessee shall not suffer or permit the obstruction of any Common Areas, including driveways walkways and stairways.

2. Lessor reserves the right to refuse access to any persons Lessor in good faith judges to be a threat to the safety, reputation, or property of the Office Building Project and its occupants.

3. Lessee shall not make or permit any noise or odors that annoy or interfere with other lessees or persons having business within the Office Building Project.

4. Lessee shall not keep animals or birds within the Office Building Project, and shall not bring bicycles, motorcycles or other vehicles into areas not designated as authorized for same.

5.	Lessee shall not make, suffer or permit lifter except in appropriate receptacles for that purpose.

6.	Lessee shall not alter any lock or install new or additional locks or bolts.

7. Lessee shall be responsible for the inappropriate use of any toilet rooms, plumbing or other utilities. No foreign substances of any kind are to be inserted therein.

8. Lessee shall not deface the walls, partitions or other surfaces of the Premises or Office Building Project.

9. Lessee shall not suffer or permit any thing in or around the Premises or Building that causes excessive vibration or floor loading in any part of the Office Building Project.

10.Furniture, significant freight and equipment shall be moved into or out of the building only with the Lessor's knowledge and consent, and subject to such reasonable limitations, techniques and timing, as may be designated by Lessor. Lessee shall be responsible for any damage to the Office Building Project arising from any such activity.

11.Lessee shall not employ any service or contractor for services or work to be performed in the Building, except as approved by Lessor.

12.Lessor reserves the right to close and lock the Building on Saturdays, Sundays and legal holidays, and on other days between the hours of ___ PM. and __ A.M. of the following day. If Lessee uses the Premises during such periods, Lessee shall be responsible for securely locking any doors it may have opened for entry.

13.Lessee shall return all keys at the termination of its tenancy and shall be responsible for the cost of replacing any keys that are lost.

14.No window coverings, shades or awnings shall be installed or used by Lessee.

15.No Lessee, employee or invitee shall go upon the roof of the Building.

16.Lessee shall not suffer or permit smoking or carrying of lighted cigars or cigarettes in areas reasonably designated by Lessor or by applicable governmental agencies as non-smoking areas.

17.Lessee shall not use any method of heating or air conditioning other than as provided by Lessor.

18.Lessee shall not install, maintain or operate any vending machines upon the Premises without Lessor's written consent.

19.The Premises shall not be used for lodging or manufacturing, cooking or food preparation.

20.Lessee shall comply with all safety, fire protection and evacuation regulations established by Lessor or any applicable governmental agency.

21.Lessor reserves the right to waive any one of these rules or regulations, and/or as to any particular Lessee, and any such waiver shall not constitute a waiver of any other rule or regulation or any subsequent application thereof to such Lessee.

22.Lessee assumes all risks from theft or vandalism and agrees to keep its Premises locked as may be required.

23.Lessor reserves the right to make such other reasonable rules and regulations as it may from time to time deem necessary for the appropriate operation and safety of the Office Building Project and its occupants. Lessee agrees to abide by these and such rules and regulations.

                             EXHIBIT C.
                   WORK LETTER TO STANDARD OFFICE LEASE

Dated: September 25, 996

By and between.: Birmingham Properties, Inc. and MySoftware, Inc.

The Premises shall be constructed in accordance with Lessor's Standard Improvements, as follows:

1. Construction of a glass-walled conference room, an office, storage area, two restrooms, a kitchenette, per attached space plan. Executed outlets per attached space plan. with supply sufficient to operate 30 computers. Indirect fluorescent lighting and HVAC distributed throughout the Premises. Building standard carpet and white paint for support beans and ceilings. Repair/replace and clean windows and stairwells.

12.  Entrance Doors
13.  Completion of improvements
     Lessor shall construct and complete the Premises substantially in accordance with the plans and specification prepared by Harvey, Hecker, Architect, and approved by September 27, 1996.

16.  Completion
16.1 Lessor shall obtain a building permit to construct the improvements as soon as possible.
16.2 Lessor shall complete the construction of the Improvements as soon as reasonably possible after the obtaining of necessary building permits.
16.3 The term "Completion," as used in this Work Letter, is hereby defined to mean the date the building department of the municipality having jurisdiction of the Premises shall have made a final release of restrictions on the use of public utilities in connection therewith and the same are in a broom-clean condition.
16.4 Lessor shell use its bell efforts to achieve Completion of the improvements on or before the Commencement Date set forth in paragraph
      1.5 of the Basic Lease Provisions.
16.5 In the event that the Improvements or any portion thereof have not reached Completion by Commencement Date, this Lease shall not be invalid, but rather Lessor shall complete the same as soon as thereafter as is possible and Lessor shall not be liable to Lessee for damages in any respect whatsoever.
16.6 If Lessor shall be delayed at any time in the progress of the construction of the improvements or any portion thereto by extra work, changes in construction ordered by Lessee, or by strikes, lockouts, fire, delay in transportation, unavoidable casualties, rain or weather conditions, governmental procedures or delay, at by any other cause beyond Lessor's control, then the Commencement Date established in paragraph 1.5 of the Lease shall be extended by the period of such delay.

17.  Term
     Upon Completion of the improvements as defined in paragraph 16.3 above, Lessor and Lessee shall execute an amendment to the Lease setting forth the date of tender of possession as defined 'in paragraph 3.2.1 of the Lease or of actual taking of possession, whichever first occurs, as the Commencement Date of this Lease.

18   Work Done by Lessee
     Any work done by Lessee shall be done only with Lessor's a prior written consent and in conformity with a valid building permit and all applicable rules, regulations, laws and ordinances, and be done in a good and workmanlike manner of good and sufficient materials. All work shall be done only with union labor and only by contractors approved by Lessor, it being understood that all plumbing, mechanical, electrical wiring and ceiling work are to be done only by contractors designate by Lessor.

19.  Taking of Possession of Premises
     Lessor shall notify Lessee of the Estimated Completion Date at least ten
     (10) days before said date. Lessee shall have the right to enter the Premises to commence construction of any improvements. Lessee is to equip and fixturize the Premises, as long as such entry does not interfere with Lessor's work. Lessee shall take possession of the Premises upon the tender thereof as provided in paragraph 3.2.1 of the Lease to which this Work Letter is attached. Any entry by Lessee of the Premises under this paragraph shall be under all of the terms and provisions of the Lease to which this Work Letter is attached.

20.  Acceptance of Premises
     Lessee shell notify Lessor in writing of any items that Lessee deems incomplete or incorrect in order for the Premises to be acceptable to Lessee within ten (10) days following Tender of Possession as set forth in paragraph 3.2.1 of the Lease to which this Work Letter is attached. Lessee shall be deemed to have accepted the Premises and approved construction if Lessee does not deliver such a list to Lessor within said number of days.

21.  Performance Bonus
     Lessee agrees to pay a "Performance Bonus" of $6,000 within 30 days of occupancy of the Premises, if the Premises is substantially complete within 34 days of lease execution, Lessor to retain the Performance Bonus. If the Premises is not substantially complete within 34 days of lease execution, Lessor to refund the Performance Bonus as rent credit during the last two months of the lease term.

                          EXHIBIT D
                        LEASE AMENDMENT

This amendment ("Amendment") is entered into between Birmingham Properties, Inc. ("Lessor") and MySoftware Company ("Lessee") on October 8, 1996 and supplements and amends the STANDARD OFFICE LEASE-NET entered into between the parties on or about October 8, 1996 for the premises located at 1475 Folsom Street, San Francisco, California ("Lease").

1. Section 1.1 is amended by replacing "MySoftware, Inc.-" with "MySoftware Company".

2. Section 1.6 is amended by replacing "utilities" with "electricity".

3. Section 3.2 is amended by replacing "sixty (60)" on line 6 with "thirty
   (30)", by replacing "ten (10)" on line 7 with "thirty (30)". and by replacing "ten (10)" on line 11 with "thirty (30)". Section 3.2 is also amended by deleting "Lessee first reimburses Lessor for all costs incurred for Non-Standard Improvements and, as to Lessor's obligations," from line 9 and by deleting "(less any offsets due Lessor for Non-Standard Improvements)" from line 10.

4. Section 4.2 shall be amended by adding the following subsections:
   "(f)	The Operating Expenses payable by Lessee shall mean that percentage set forth in 1.10 multiplied by the difference between the Operating Expenses for the then current year and the Operating Expenses of the Base Year. Notwithstanding anything to the contrary, in no event shall Operating Expenses payable by Lessee exceed three percent (3%) of the Base Rent.
   (g) Notwithstanding the foregoing, no Operating Expenses shall be paid or payable by Lessee during the calendar years, or portions thereof, 1996 and 1997."

5. Section 4.2(b)(ii) shall be amended by adding "for Common Areas" to the end of the sentence.

6. Section 4.2(b)(vi) shall be amended by replacing the section with "The cost of water, sewer, gas, electricity for Common Areas, and other publicly mandated services to the Office Building Project."

7. Section 4.3 is deleted from the Lease in its entirety.

8. Section 6.2(b) is amended by adding the following to the end of the first sentence; notwithstanding the foregoing, Lessee shall have no responsibility or bear the expenses for compliance with any statutes, ordinances, rules, regulations, orders, covenants and restrictions of record, rules or regulations under the American Disability Act, and requirements of fire insurance underwriters or rating bureaus, as the same may relate to changes to building codes or standards (including earthquake), statutes. ordinances, rules, regulations, orders, covenants, restrictions of record, rules or regulations under the American Disability Act, and requirements of fire insurance underwriters or rating bureaus, structural requirements, hazardous materials existing upon the Commencement date, or similar. Lessee shall have no responsibility for hazardous materials except as such hazardous materials are caused by Lessee."

9. Section 7.3 (a) is amended by adding ";such consent not to be unreasonably withheld." after the word "Project' on line 2. This section is also amended by adding "(Lessor shall notify Lessee in writing at the time consent is given to make any alteration, improvement, addition, Utility Installation, whether Lessor is requiring Lessee to remove the same at the expiration or termination of the term. If Lessee is not notified of such obligation to remove and/or restore, Lessee shall have no obligation, but the right, to remove the same.)" This section is also amended by adding "(such approval not to be unreasonably withheld)" after the "approved by Lessor" on line 7.

10.Section 7.3(e) is amended by adding the following after "7.3(a)" on line 5:

   ";notwithstanding the foregoing, all alterations improvements, additions and Utility Installations shall not be the property of Lessor and may be removed by Lessee upon expiration or termination of the Lease if the same may be removed by Lessee without damaging the Premises.

11.Section 8.7 is amended by adding the following to the end of the section:
   "Notwithstanding the foregoing, Lessor shall be liable for any and all claims or damages to persons, property or otherwise resulting from Lessor's, and its employee's, contractor's or agent's, negligence or willful misconduct."

12.Section 8.8 is amended by adding the following to the end of the section:
   "Notwithstanding the foregoing, Lessor shall be liable for any and all claims or damages to persons, property or otherwise resulting from Lessor's, and its employee's, contractor's or agent's. negligence or willful misconduct.

13.Section 13.1 (c) is amended by replacing "three (3)" with "ten (10)" on line 2.

14.Section 13.2 is amended by replacing "at any time-thereafter, with or without notice or demand" with ", where Lessee fails to cure such material default or breach within fifteen (15) days after receiving written notice of the same," on the first line.

15.Section 16(c) is amended by replacing "the past three (3) years" with "all publicly available" on line 3.

16.Section 40.2(a) is amended by adding the Following the end of the sentence
   ", provided that signage of the previous address remains visible for at least one hundred and eighty (180) days after the address change."

17.Section 14 of Exhibit B is amended by adding the following to the end of the sentence: "without Lessor's prior written consent; such consent not to be unreasonably withheld."

18.Section 19 of Exhibit B is amended by adding the following to the end of the sentence: "Lessee may conduct its normal operations 24 hours a day and 7 days a week. Food and beverage preparation is limited to that incidental with office use (microwaves, toasters, refrigerators, etc.)"

19.Section 18 of Exhibit C is amended by deleting "All work shall be......
   beginning on line 2.

20.Section 20 of Exhibit C is amended by replacing "ten (10)" with "thirty
   (30)" on line 2.

21.Section 21 of Exhibit C is amended by deleting "substantially" in lines 1 and 2. Section 21 of Exhibit C is also amended by adding "as defined in
   Section 16.3 above" after both occurrences o the word "complete" on line 2.
   Section 21 of Exhibit C is also amended by adding "or repay such amount as appropriate."

22.The following is added as section 2 of Exhibit C: "Lessor will, at its cost, install the appropriate plumbing necessary for a shower located in the space designated as such per the attached space plan attached as Exhibit A."

23.Sections 2 through 11 of Exhibit C are intentionally omitted.
   All references to sections above refer to the corresponding section in the Lease. Except as expressly stated in this Amendment, all terms and conditions contained in the Lease shall remain in full force and effect and all definitions in the Lease have their same meaning in this Amendment.

	Birmingham Properties, Inc.,	            	MySoftware Company,

	By:  Robert Birmingham	                   	By: Jim Willenborg
	Signature       Date                      	Signature        Date

                       EXHIBIT 10.18

                  THIRD AMENDMENT TO LEASE


THIS THIRD AMENDMENT TO LEASE ("Amendment") is made and entered into as of the 27th day of January, 1997 by and between 2197 East Bayshore Road Partnership ("Lessor") and MySoftware, Inc., a California Corporation ("Lessee").

                              RECITALS:

A.	Lessor and Lessee entered into a lease dated as of February 25, 1993 (the
   "Lease"), respecting approximately 20,545 square feet in that larger building known as 2197 E. Bayshore Road, Palo Alto, (the "Building"). Capitalized terms used and not otherwise defined herein shall have the same meanings ascribed to them in the Lease.

B.	Lease Extension: Lessor hereby agrees to extend Lessee's existing Lease Term for an additional three (3) year period commencing May 1, 1997 and ending
   April 30, 2000 (the "Extension Term").

C.	Rent: The rent for the Extension Term shall be as follows:

        May 1, 1997 - April 30,1998	$35,953.75
        May 1, 1998 - April 30,1999	$38,008.25
        May 1, 1999 - April 30,2000	$39,908.66

D.	Paragraph 49 shall be modified to apply to the end of the new Extension Term with notice 135 days before the end of such Extension Term.

E.	Landlord shall contract for work to be done on Premises as outlined in attached bid by Van Wart Construction dated January 19, 1997. Such work shall be scheduled to the mutual satisfaction of Landlord and Tenant, not to be completed later than March 1, 1997. Landlord shall contribute $2,166.00, outlined in the bid. Any additional work requested or cost added to this account shall be paid by Tenant.

IN WITNESS WHEREOF, the parties have executed this Amendment as of the date first written above.


LESSOR: HOLVICK FAMILY TRUST	          LESSEE: MYSOFTWARE, INC.
                                        a California Corporation
By: Debra Holvick                    By: David P, Mans, President
Date: Feb. 3, 1997                    Date: Jan. 31, 1997

                       MYSOFTWARE COMPANY

                            Exhibit 11.1

  Computation of Net Loss Per Share and Pro Forma Net Income Per Share


                                              Years Ended December 31,

                                            1996        1995          1994
                                       ------------   ----------   ----------

Net loss .........................     $ (955,0836)
                                       ============
Shares used in computing net loss
per share:
 Weighted average number of shares
 of common stock outstanding......       4,233,486
                                       ============

Net loss per share                     $    (0.23)
                                       ============


Pro Forma net income......................            $ 1,470,165  $ 916,188
                                                      ===========  =========
Shares used in computing pro forma
net income per share:
 Weighted average number of shares
 of common stock outstanding..............              3,771,307  3,218,530
Number of common stock equivalents
 as a result of stock option outstanding
 using the treasury stock method..........                 86,641     16,802
Number of stock options granted in
 accordance with SAB No. 83...............                 73,288    146,575
Shares deemed outstanding to fund final S
 corporation stockholder distribution.....                 80,000    160,000
                                                       ----------  ---------
                                                        4,011,236  3,541,907
                                                       ==========  =========
Pro forma net income per share                         $     0.37  $    0.26
                                                       ==========  =========

                            EXHIBIT 23.1

                 CONSENT OF INDEPENDENT AUDITOR



The Board of Directors
MySoftware Company

We consent to incorporation by reference in the registration statement (No. 33-91898) on Form S-8 of MySoftware Company of our report dated February 7, 1997, relating to the balance sheets of MySoftware Company as of December 31, 1996, and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, which report appears in the December 31, 1996 annual report on Form
10-KSB of MySoftware Company.




KPMG Peat Marwick LLP

San Jose, California
March 28, 1997