Form 10QSB
period 1997-03-31
MYSOFTWARE CO
filed 1997-05-08
CIK 944950

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                ____________________________


                                       FORM 10-QSB

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1997

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

Yes  X    No


The number of shares outstanding of the registrant's common stock as of March 31, 1997 was 4,233,366.

Transitional Small Business Disclosure Format (check one):
Yes      No    X

                              MYSOFTWARE COMPANY

                                 FORM 10-QSB

                 For the Quarterly Period Ended March 31, 1997

                               Table of Contents


Part I. Financial Information                                          Page

Item 1. Financial Statements

  a) Condensed Balance Sheets
     as of  March 31, 1997 and December 31, 1996..........................3

  b) Condensed Statements of Operations
     for the three months ended March 31, 1997 and 1996...................4

  c) Condensed Statements of Cash Flows
     for the three months ended  March 31, 1997 and 1996..................5

  d) Notes to Financial Statements........................................6

Item 2. Management's Discussion and Analysis or Plan of Operation.........7


Part II. Other Information

Item 2. Changes in Securities.............................................9

Item 6. Exhibits and reports on form 8-K..................................9

Signatures................................................................10


                              PART I. FINANCIAL INFORMATION
                               ITEM 1. FINANCIAL STATEMENTS

                                    MYSOFTWARE COMPANY
                                 CONDENSED BALANCE SHEETS
                            March 31 1997 and December 31, 1996

                                      (in thousands)

                                                March 31,         December 31,
                                                  1997                 1996
                                                ----------        ------------
                                                (Unaudited)          (Audited)
ASSETS

  Current assets:
    Cash and cash equivalents                     $    6,401         $   7,718
    Accounts receivable, net                           1,624             1,242
    Inventories                                          601               596
    Other current assets                                 797               821
    Deferred income taxes                                308               308
                                                  ----------         ---------
      Total current assets                             9,731            10,685

  Property and equipment, net                            335               354
  Other assets                                         1,749             1,370
                                                  ----------         ---------
        Total assets                              $   11,815         $  12,409
                                                  ==========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                              $    1,040         $     730
    Accrued compensation                                 400               388
    Other accrued liabilities                          2,204             2,551
                                                  ----------         ---------
      Total current liabilities                        3,644             3,669

  Other liabilities                                       25                25
                                                  ----------         ---------

  Stockholders' equity:
    Preferred stock; $0.001 par value; 2,000,000
      shares authorized; none outstanding              -----             -----
    Common stock; $0.001 par value; 20,000,000
      shares authorized; 4,233,366 and 4,231,366
      shares issued and outstanding                        4                 4
    Additional paid-in capital                         8,569             8,562
    Retained earnings (deficit)                         (427)              149
                                                  ----------         ---------
      Total stockholders' equity                       8,146             8,715
       Total liabilities and stockholders' equity $   11,815         $  12,409
                                                  ==========         =========

                         See accompanying notes to financial statements.


                              MYSOFTWARE COMPANY
                   CONDENSED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTHS ENDED
                          MARCH 31, 1997 AND 1996
                                 (unaudited)

                    (in thousands, except per share data)

                                             Three Months Ended
                                                   March 31,
                                                1997          1996
                                             ---------     ---------
Net revenues                                 $   3,011      $   2,712
Cost of revenues                                   946            760
                                             ---------      ---------
    Gross profit                                 2,065          1,952
                                             ---------      ---------
Operating expenses:
  Product development                              520            460
  Sales and marketing                            1,683          1,400
  General and administrative                       529            403
  Write-off of acquired technology                ----            255
                                             ---------      ---------
                                                 2,732          2,518
                                             ---------      ---------
    Operating loss                                (667)          (566)
Interest income, net                                91             98
                                             ---------      ---------
     Loss before income taxes                     (576)          (468)
Income tax benefit                                ----           (178)
                                             ---------      ---------
    Net loss                                 $    (576)     $    (290)
                                             =========      =========

Net loss per share                           $   (0.14)     $   (0.07)
                                             =========      =========

 Shares used in computing
 net loss per share                              4,233          4,231
                                             =========      =========

                 See accompanying notes to financial statements.



                                MYSOFTWARE COMPANY
                          CONDENSED STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED
                               MARCH 31, 1997 AND 1996
                                    (unaudited)

                                   (in thousands)

                                                  Three Months Ended
                                                        March 31,
                                                     1997          1996
                                                  ---------      ---------
Cash flows from operating activities:

  Net loss                                        $    (576)     $    (290)
  Adjustments to reconcile net loss to net
    cash used for operating activities:
    Depreciation                                         42             24
    Amortization of software production costs           134             26
    Provision for returns and doubtful accounts        (443)           (65)
    Stock compensation expense                            7           ----
    Changes in operating assets and liabilities:
      Accounts receivable                              (430)           546
      Inventories                                        (5)           (11)
      Other current assets                               24           (160)
      Deferred officers' compensation                  ----            (53)
      Accounts payable                                  310            (65)
      Accrued compensation                               12             10
      Other accrued liabilities                         144            (65)
                                                   ---------      ---------
        Net Cash used for operating activities         (781)          (103)
                                                   ---------      ---------

Cash flows from investing activities:

  Addition to property and equipment                    (23)           (50)
  Software production costs                            (513)          (339)
                                                   ---------      ---------
        Net cash used for investing activities         (536)          (389)
                                                   ---------      ---------

  Net decrease in cash and cash equivalents          (1,317)          (492)

  Cash and cash equivalents at beginning of period    7,718          7,794
                                                   ---------      ---------

  Cash and cash equivalents at end of period       $   6,401      $  7,302
                                                   =========      =========

                    See accompanying notes to financial statements.


                            MYSOFTWARE COMPANY
                     NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

In the opinion of management, the accompanying balance sheets, statements of operations, and statements of cash flows include all material adjustments necessary for their fair presentation. The interim results presented are not necessarily indicative of results for a full year. Certain reclassifications have been made for consistent presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB dated December 31, 1996.

2. Per Share Computation

Net loss per share is computed using the weighted average number of common and common equivalent shares outstanding during each period presented using the treasury stock method. Common stock equivalents are not considered in the computation of net loss per share as their inclusion would be anti-dilutive. Common stock equivalents consist of stock options.

3.  Writeoff of Acquired In-Process Research and Development

The three months ended March 31, 1996 include a one-time write-off of $255,000 resulting from the Company's acquisition of technology which had not reached technology feasibility from MediaTech Corporation, an Internet publishing tools company.

4.  Recent Pronouncements

The Financial Accounting Standards Board recently issued Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1997. Had SFAS No. 128 been effective for the quarter ended March 31, 1997, basic EPS and diluted EPS would not have been significantly different from the reported net loss per share.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion contains Forward Looking Statements, which are subject to certain risks and uncertainties, including without limitation those risks and uncertainties described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, which has been filed with the Securities and Exchange Commission.

Results of Operations

Net revenues for the three months ended March 31, 1997 increased $299,000, or 11 percent, to $3.0 million compared with net revenues of $2.7 million for the corresponding quarter in 1996. The increase in net revenues primarily resulted from increased sales to retailers and distributors of the Company's existing product titles. During the quarter, the Company also benefited from sales of four new products that were introduced at the end of the fourth quarter of 1996. These included MyMailManager, Jalapeno Hot Buttons, Jalapeno Hot Banners, and Pacifica Personal Web Page Builder.

Gross profit for the three months ended March 31, 1997 increased 6 percent to $2.1 million, from $2.0 million in the same period in 1996. Gross margin for the three months ended March 31, 1997 was 68.6 percent compared to 72.0 percent for the same period in 1996. The decrease in the gross margin percentage for the quarter was due to a change in the freight arrangements with certain customers and higher promotional expenses. The Company's gross margins vary primarily due to changes in product mix, the timing and nature of promotional activities, changes in product return levels and the amortization of software production costs.

The Company's total operating expenses for the three months ended March 31, 1997 increased 9 percent to $2.7 million from $2.5 million for the same period of 1996. The increase in operating expenses resulted primarily from a continued investment in new product development and marketing as well as the costs associated with the Company building its infrastructure. Product Development expenses were up 13 percent at $520,000 in the three months ended March 31, 1997 compared to $460,000 in the same period of 1996. Sales and Marketing expenses were up 20 percent at $1,683,000 in the three months ended March 31, 1997 compared to $1,400,000 in the same period of 1996. General and Administrative expenses were up 31 percent at $529,000 in the three months ended March 31, 1997 compared to $403,000 in the same period of 1996. Operating Expenses in the quarter ended March 31, 1996 included a one-time write-off of $255,000 of in-process research and development resulting from the Company's acquisition of technology from MediaTech Corporation, an Internet publishing tools company.

Operating loss was $667,000 for the three months ended March 31, 1997, compared with an operating loss of $566,000 in the comparable period of 1996.

Interest income was $91,000 for the quarter ended March 31, 1997, compared to $98,000 for the comparable period of 1996. The decrease in interest income was due to lower cash balances during the first quarter of 1997 compared to the first quarter of 1996.

The Company reported no income tax benefit or expense for the three months ended March 31, 1997, compared to an income tax benefit of $178,000 for the same quarter a year earlier. For further information, refer to the footnotes included in the Company's Annual Report on Form 10-KSB dated December 31, 1996.

The resulting net loss for the three months ended March 31, 1997 was $576,000, compared to a net loss of $290,000 in the comparable period in 1996.

The Company has experienced, and may continue to experience, significant fluctuations in operating results due to a variety of factors. These factors include: the size and rate of growth of the market for task-specific applications for small businesses and the Internet and of the software market in general; market acceptance of the Company's products and those of its competitors; development and promotional expenses; product returns; changes in pricing policies by the Company and its competitors; accuracy of retailers' forecasts of consumer demand; the timing of orders from major retailer and distributor customers; and cancellations or terminations by retail or distributor accounts; shelf space reductions; and delays in shipment.

The Company's business has experienced and is expected to continue to experience significant seasonality, primarily due to retailer, distributor and end-user buying patterns. Typically, net revenues are weakest in the second and third quarters. The Company expects its net revenues and operating results to continue to reflect seasonality.


Liquidity and Capital Resources

Since its inception, the Company has financed its activities almost exclusively from cash generated by operations and contributions to capital by its stockholders. Except for its initial public offering in June, 1995, the Company has not sold stock since 1988. The Company has no debt.

As of March 31, 1997, the Company had $6.4 million in cash and cash equivalents. The Company believes that its existing cash, ability to obtain additional credit, and cash generated by operations will be sufficient to meet its working capital needs at least through 1997.

                         PART II. OTHER INFORMATION


Item 2. Changes in Securities: None since registration

Item 6. Exhibits and reports on form 8-K

        Exhibit 11. Computation of Net Loss Per Share is on page 12.

Items 1,3,4 and 5 are not applicable.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                    MySoftware Company




Date: May 8, 1997                                 By: /s/ James F. Willenborg
                                                  James F. Willenborg
                                                  Chief Executive Officer

                             INDEX TO EXHIBITS

Exhibit Number								                                           Page Number

         11         Computation of Net Loss Per Share                    12

                                  MYSOFTWARE COMPANY

                                     Exhibit 11


                           COMPUTATION OF NET LOSS PER SHARE
                          (in thousands, except per share data)


                                                   Three Months Ended
                                                         March 31,
                                                   -------------------
                                                     1997        1996
                                                   ---------   --------
Net loss                                           $   (576)   $  (290)
                                                   =========   ========

Weighted average number of shares of
common stock outstanding                              4,233      4,231
                                                   =========   ========

Net loss per share                                 $  (0.14)   $ (0.07)
                                                   =========   ========

