Form 10QSB
period 1997-06-30
MYSOFTWARE CO
filed 1997-08-01
CIK 944950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                         ____________________________


                                FORM 10-QSB

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X              No     .

The number of shares outstanding of the registrant's common stock as of June 30, 1997 was 4,233,366.

Transitional Small Business Disclosure Format (check one):
Yes         No    X

                            MYSOFTWARE COMPANY

                               FORM 10-QSB

                For the Quarterly Period Ended June 30, 1997

                            Table of Contents


Part I. Financial Information                                       Page

 Item 1. Financial Statements

   a) Condensed Balance Sheets
      as of June 30, 1997 and December 31, 1996                       3

   b) Condensed Statements of Operations
      for the three and six months ended June 30, 1997 and 1996       4

   c) Condensed Statements of Cash Flows
      for the six months ended  June 30, 1997 and 1996                5

   d) Notes to Financial Statements                                   6

 Item 2. Management's Discussion and Analysis or Plan of Operation    7


Part II. Other Information

 Item 4. Submission of Matters to a Vote of Security Holders         10

 Item 6. Exhibits and reports on form 8-K                            10

Signatures                                                           11


                          Part I. Financial Information
                          Item 1. Financial Statements

                                MYSOFTWARE COMPANY
                             CONDENSED BALANCE SHEETS
                        June 30, 1997 and December 31, 1996

                                  (in thousands)

                                               June 30,        December 31,
                                                1997               1996
                                           --------------     -------------

                                             (Unaudited)        (Audited)
ASSETS
  Current assets:
    Cash and cash equivalents                 $    5,951        $    7,718
    Accounts receivable, net                       1,179             1,242
    Inventories                                      575               596
    Other current assets                             823               821
    Deferred income taxes                            308               308
                                              -----------       -----------
      Total current assets                         8,836            10,685

  Property and equipment, net                        348               354
  Other assets                                     2,118             1,370
                                              -----------       -----------
        Total assets                          $   11,302        $   12,409
                                              ===========       ===========



LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                          $    1,103        $      730
    Accrued compensation                             386               388
    Other accrued liabilities                      1,896             2,551
                                              -----------       -----------
      Total current liabilities                    3,385             3,669

  Other liabilities                                   25                25
                                              -----------       -----------

  Stockholders' equity:
    Preferred stock; $0.001 par value; 2,000,000
       shares authorized; none outstanding           ---               ---
    Common stock; $0.001 par value; 20,000,000
       shares authorized; 4,233,366 and 4,231,366
       shares issued and outstanding                   4                 4
    Additional paid-in capital                     8,569             8,562
    Retained earnings (deficit)                     (681)              149
                                              ------------      -----------
      Total stockholders' equity                   7,892             8,715
                                              ------------      -----------
  Total liabilities and stockholders' equity  $   11,302        $   12,409
                                              ============      ===========

                   See accompanying notes to financial statements.


                              MYSOFTWARE COMPANY
                      CONDENSED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND SIX MONTHS ENDED
                            JUNE 30, 1997 AND 1996
                                 (Unaudited)

                      (in thousands except per share data)


                               Three Months Ended        Six Months Ended
                            ------------------------  ---------------------
                               June 30,    June 30,     June 30,    June 30,
                                 1997        1996        1997         1996
                              ----------  ----------  ---------  ----------
Net revenues                  $   2,937   $  3,455     $  5,948   $  6,168
Cost of revenues                    811        891        1,757      1,652
                              ----------  ---------   ---------  ----------
    Gross profit                  2,126      2,564        4,191      4,516
                              ----------  ---------   ---------  ----------

Operating expenses:
  Product development               524        452        1,044         912
  Sales and marketing             1,378      1,459        3,061       2,859
  General and administrative        558        421        1,087         823
  Write-off of acquired technology ----       ----         ----         255
                              ----------  ---------    ---------   ---------
                                  2,460      2,332        5,192       4,849
                              ----------  ---------    ---------   ---------
    Operating income(loss)         (334)       232       (1,001)       (333)
Interest income, net                 80         94          171         193
                              ----------  ---------    ---------   ---------
    Income(loss) before taxes      (254)       326         (830)       (140)
Income taxes expense (benefit)     ----        124         ----         (53)
                              ----------  ---------    ---------   ---------
    Net income(loss)          $    (254)  $    202     $   (830)   $    (87)
                              ==========  =========    =========   =========
Net income(loss) per share    $   (0.06)  $   0.05     $  (0.20)   $  (0.02)
                              ==========  =========    =========   =========
  Shares used in computing
  net income(loss) per share      4,233      4,349        4,233       4,290
                              ==========  =========    =========   =========

                   See accompanying notes to financial statements.

                             MYSOFTWARE COMPANY
                     CONDENSED STATEMENTS OF CASH FLOWS
                           FOR THE SIX MONTHS ENDED
                           JUNE 30, 1997 AND 1996
                                 (Unaudited)

                               (in thousands)

                                                         Six Months Ended
                                                             June 30,
                                                        1997         1996
                                                    ----------   -----------
Cash flows from operating activities:

  Net loss                                           $   (830)    $     (87)
  Adjustments to reconcile net loss to net
  cash used for operating activities:
    Depreciation                                           89            52
    Amortization of software production costs             277            83
    Provision for returns and doubtful accounts        (1,009)          236
    Stock compensation expense                              7           ---
    Changes in operating assets and liabilities:
      Accounts receivable                                 349           (45)
      Inventories                                          21           148
      Other assets                                         (5)         (150)
      Accounts payable                                    373           (72)
      Accrued compensation                                 (2)            9
      Deferred officers' compensation                     ---           (53)
      Other accrued liabilities                            68          (186)
                                                     ---------    ----------
        Net cash used for operating activities           (662)          (65)
                                                     =========    ==========

Cash flows from investing activities:

  Additions to property and equipment                     (83)         (128)
  Software production costs                            (1,022)         (679)
                                                     ---------    ----------
        Net cash used for investing activities         (1,105)         (807)
                                                     ---------    ----------

  Net decrease in cash and cash equivalents            (1,767)         (872)

  Cash and cash equivalents at beginning of period      7,718         7,794
                                                     ---------    ----------

  Cash and cash equivalents at end of period         $  5,951     $   6,922
                                                     =========    ==========

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

3.  Writeoff of Acquired In-Process Research and Development

The six months ended June 30, 1996 include a one-time write-off of $255,000 resulting from the Company's acquisition of technology which had not reached technology feasibility from MediaTech Corporation, an Internet publishing tools company.

4.  Recent Pronouncements

The Financial Accounting Standards Board recently issued Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1996. Had SFAS No. 128 been effective for the quarter and six month periods ended June 30, 1997, basic EPS and diluted EPS would not have been significantly different from the reported net loss per share.

     Item 2. Management's Discussion and Analysis or Plan of Operation

This discussion contains forward looking statements, which are subject to certain risks and uncertainties, including without limitation those risks and uncertainties described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, which has been filed with the Securities and Exchange Commission.

Results of Operations

Three Months Ended June 30, 1997 and 1996

Net revenues for the three months ended June 30, 1997 decreased $518,000, or 15 percent, to $2.9 million, compared with net revenues of $3.5 million for the corresponding quarter in 1996. The decrease in net revenues resulted primarily from decreased sales of the Company's existing product titles to retailers and distributors due to sluggishness in the retail channel.

Gross profit for the three months ended June 30, 1997 decreased 17 percent to $2.1 million, from $2.6 million in the same period in 1996. Gross margin for the second quarter was 72.4 percent, compared to 74.2 percent for the same period in 1996. The decrease in the gross margin for the quarter was due to increased amortization of software production costs. The Company's gross margins vary from period to period, primarily due to changes in product mix, the timing and nature of promotional activities, changes in product return levels and the amortization of software production costs.

The Company's total operating expenses for the three months ended June 30, 1997 increased 5 percent to $2.5 million, from $2.3 million for the same period of 1996. The increase in operating expenses resulted primarily from increased general and administrative costs as well as continued investment in new product development.

Product development expenses were up 16 percent to $524,000 in the three months ended June 30, 1997, compared to $452,000 in the same period of 1996, reflecting the Company's efforts to develop new products for both its ProVenture and Pacifica brands.

Sales and marketing expenses decreased 6 percent to $1.4 million in the second quarter, from $1.5 million in the comparable 1996 quarter. Sales and marketing expenses decreased principally as a result of lower market development funds accrued.

General and administrative expenses increased 33 percent to $558,000 in the three months ended 1997 from $421,000 in the same period of 1996, primarily as a result of greater occupancy costs and higher systems expenses.

The Company had an operating loss of $334,000 for the three months ended June 30, 1997, compared with operating income of $232,000 in the comparable period of 1996.

Interest income was $80,000 for the quarter ended June 30, 1997, compared to $94,000 for the comparable period of 1996. The decrease in interest income was due to lower average cash balances during the 1997 quarter.

The Company reported no income tax benefit or expense for the three months ended June 30, 1997, compared to an income tax expense of $124,000 for the same quarter a year earlier. For further information, see the footnotes included in the Company's Annual Report on Form 10-KSB dated December 31, 1996.

The resulting net loss for the three months ended June 30, 1997 was $254,000, compared to net income of $202,000 in the comparable period in 1996.


Six Months Ended June 30, 1997 and 1996

For the six months ended June 30, 1997, net revenues decreased $220,000, or 4 percent, to $5.9 million, compared with net revenues of $6.2 million for the corresponding period in 1996. The decrease was primarily attributable to decreased sales of the Company's existing titles in the retail channel.

For the six months ended June 30, 1997, gross profit decreased 7 percent to $4.2 million, from $4.5 million for the corresponding period in 1996. Gross margin for the six months ended June 30, 1997 was 70.5 percent, compared to
73.2 percent for the same period in 1996. The decrease in gross margin for the quarter was due to increased amortization of software production costs.

For the six months ended June 30, 1997, total operating expenses increased 7 percent to $5.2 million, from $4.8 million for the corresponding period in 1996. The six-month 1996 period included a one-time write-off of $255,000 of in-process research and development, resulting from the Company's acquisition of technology from MediaTech Corporation, an Internet publishing tools company.

For the six months ended June 30, 1997, product development expenses were up 14 percent to $1,044,000, compared to $912,000 for the corresponding period in 1996, reflecting the Company's efforts to develop new products for both its ProVenture and Pacifica brands.

For the six months ended June 30, 1997, sales and marketing expenses increased 7 percent to $3.1 million compared to $2.9 million for the corresponding period in 1996, primarily as a result of higher headcount and increased direct marketing expenses.

For the six months ended June 30, 1997, general and administrative expenses increased 32 percent to $1,088,000, compared to $823,000 for the corresponding period in 1996. The increase was attributable to greater occupancy costs and higher systems expenses.

For the six months ended June 30, 1997, the Company reported an operating loss of $1,001,000 compared to an operating loss of $334,000 in the corresponding period in 1996.

Interest income in the first half of 1997 was $171,000 compared to $193,000 for the corresponding period in 1996. The decrease in interest income was due to lower average cash balances in 1997.

The Company reported no income tax benefit or expense for the six months ended June 30, 1997, compared to an income tax benefit of $53,000 for the same period a year earlier. For further information, see the footnotes included in the Company's Annual Report on Form 10-KSB dated December 31, 1996.

For the six months ended June 30, 1997, the Company reported a net loss of $830,000, compared to a net loss of $87,000 in the comparable period in 1996.

The Company has experienced, and may continue to experience, significant fluctuations in operating results due to a variety of factors. These factors include: the size and rate of growth of the market for task-specific applications for small businesses, of the Internet, and of the software market in general; market acceptance of the Company's products and those of its competitors; development and promotional expenses; product returns; changes in pricing policies by the Company and its competitors; accuracy of retailers' forecasts of consumer demand; the timing of orders from major retailer and distributor customers; and cancellations or terminations by retail or distributor accounts; shelf space reductions; and delays in shipment.

The Company's business has experienced and is expected to continue to experience significant seasonality, primarily due to retailer, distributor and end-user buying patterns. Typically, net revenues are weakest in the second and third quarters. The Company expects its net revenues and operating results to continue to reflect this seasonality.


Liquidity and Capital Resources

Since its inception, the Company has financed its activities almost exclusively from cash generated by operations and contributions to capital by its stockholders. Except for its initial public offering in June 1995, the Company has not sold stock since 1988. The Company has no debt.

As of June 30, 1997, the Company had $6.0 million in cash and cash equivalents. The Company believes that its existing cash, its ability to obtain additional credit, and cash generated by operations will be sufficient to meet its working capital needs at least through 1998.

                         Part II. Other Information



Item 4. Submission of Matters to a Vote of Security Holders

         a) The annual meeting of stockholders of MySoftware Company was held on May 22, 1997.

              The matters voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

         b) The election of James F. Willenborg, David P. Mans, Michael H. Thoma, John J. Katsaros, and Donald F. Wood as directors to hold office until the 1998 annual meeting of stockholders:

                                           For        Withheld
                                       -----------   -----------
                 James F. Willenborg    4,128,187      95,080
                 David P. Mans          4,128,187      95,080
                 Michael H. Thoma       4,128,187      95,080
                 John J. Katsaros       4,132,937      90,330
                 Donald F. Wood         4,127,937      95,330

         c)   Amendment of MySoftware's 1995 Equity Incentive Plan:

              For:  2,340,238      Against:  558,350    Abstain:  16,665
              Broker Non-Vote: 1,308,014

         d) Ratification of the selection of KPMG Peat Marwick LLP as independent auditors of the Company for its fiscal year ended December 31, 1997:

              For:  4,203,717      Against:  11,120     Abstain:  8,430

Item 6. Exhibits and reports on form 8-K

              Exhibit 11. Computation of Net Income (Loss) Per Share and Pro
                            Forma Net Income Per Share is on page 13.
              Exhibit 27. Financial Data Schedule.

              No reports have been filed on Form 8-K during this quarter.

Items 1,2,3 and 5 are not applicable.

                               Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 MySoftware Company




          Date: August 1, 1997                   By:____________________
                                                      Thomas C. Hoster
                                                      Chief Financial Officer

                               Index to Exhibits


Exhibit Number                                               Page Number
---------------                                           -----------------

     11       Computation of Net Income (Loss) Per Share         13
     27       Financial Data Schedule



                              MYSOFTWARE COMPANY

                                  Exhibit 11

                  COMPUTATION OF NET INCOME (LOSS) PER SHARE
                     (in thousands, except per share data)


                                   Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                  --------------------   -------------------
                                      1997       1996      1997        1996
                                    --------  --------   --------   --------
Net income(loss)                    $  (254)  $   202    $  (830)   $   (87)
                                    --------  --------   --------   --------

Weighted average number of shares of
common stock outstanding              4,233     4,231      4,233      4,231

Number of Common Stock Equivalents
as a result of stock option outstanding
using the treasury stock method        ---        118        ---         59
                                    --------  --------   --------   --------
                                      4,233     4,349      4,233      4,290
                                    ========  ========   ========   ========

Net income(loss) per share          $ (0.06)  $  0.05    $ (0.20)   $ (0.02)
                                    ========  ========   ========   ========
