Form 10QSB
period 1997-09-30
MYSOFTWARE CO
filed 1997-11-06
CIK 944950

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                       ____________________________


                              FORM 10-QSB

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997

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


The number of shares outstanding of the registrant's common stock as of September 30, 1997 was 4,233,366.

Transitional Small Business Disclosure Format (check one):
Yes         No    X

                         MYSOFTWARE COMPANY

                            FORM 10-QSB

          For the Quarterly Period Ended September 30, 1997

                         Table of Contents


Part I. Financial Information                                         	Page

 Item 1.  Financial Statements

   a)  Condensed Balance Sheets
       as of September 30, 1997 and December 31, 1996                    3

   b)  Condensed Statements of Operations
       for the three and nine months ended September 30, 1997 and 1996   4

   c)  Condensed Statements of Cash Flows
       for the nine months ended September 30, 1997 and 1996             5

   d)  Notes to Financial Statements                                     6

 Item 2. Management's Discussion and Analysis or Plan of Operation       7


Part II. Other Information

 Item 6. Exhibits and reports on form 8-K                               11

Signatures                                                              12



                       Part I. Financial Information
                        Item 1. Financial Statements

                            MYSOFTWARE COMPANY
                         CONDENSED BALANCE SHEETS
                   September 30, 1997 and December 31, 1996

                               (in thousands)

                                                 September 30,  December 31,
                                                     1997           1996
                                                 ------------   -----------

                                                  (Unaudited)     (Audited)
ASSETS
  Current assets:
    Cash and cash equivalents                     $    5,362     $   7,718
    Accounts receivable, net                           1,755         1,242
    Inventories                                          614           596
    Other current assets                                 775           821
    Deferred income taxes                                308           308
                                                  -----------    ----------
      Total current assets                             8,814        10,685

  Property and equipment, net                            346           354
  Other assets                                           925         1,370
                                                  -----------    ----------
        Total assets                              $   10,085     $  12,409
                                                  ===========    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                              $    1,050     $     730
    Accrued compensation                                 429           388
    Other accrued liabilities                          2,295         2,551
                                                  -----------    ----------
      Total current liabilities                        3,774         3,669

  Other liabilities                                       25            25

  Stockholders' equity:
    Preferred stock; $0.001 par value; 2,000,000
      shares authorized; none outstanding                ---           ---
    Common stock; $0.001 par value; 20,000,000
      shares authorized; 4,233,366 and 4,233,366
      shares issued and outstanding                        4             4
    Additional paid-in capital                         8,569         8,562
    Retained earnings (deficit)                       (2,287)          149
                                                  -----------    ----------
      Total stockholders' equity                       6,286         8,715
                                                  -----------    ----------
  Total liabilities and stockholders' equity      $   10,085     $  12,409
                                                  ===========    ==========

                 See accompanying notes to financial statements.



                            MYSOFTWARE COMPANY
                    CONDENSED STATEMENTS OF OPERATIONS
                    FOR THE THREE AND NINE MONTHS ENDED
                       SEPTEMBER 30, 1997 AND 1996
                               (Unaudited)

                   (in thousands except per share data)


                            Three Months Ended          Nine Months Ended
                       --------------------------- --------------------------
                       September 30, September 30, September 30, September 30,
                            1997          1996          1997         1996
                          ----------    ----------    ----------    ----------

Net revenues              $   3,289    $    4,274    $    9,236    $   10,442
Cost of revenues              2,470         1,226         4,226         2,878
                          ----------   ----------    -----------   ----------
  Gross profit                  819         3,048         5,010         7,564
                          ----------   ----------    -----------   ----------

Operating expenses:
 Research and development       475           511         1,519         1,424
 Sales and marketing          1,483         1,536         4,543         4,394
 General and administrative     539           473         1,627         1,297
 Write-off of acquired technology             ---           ---           255
                          ----------   ----------    -----------   ----------
                              2,497         2,520         7,689         7,370
                          ----------   ----------    -----------   ----------
  Operating income(loss)     (1,678)          528        (2,679)          194
Interest income, net             72           102           243           295
                          ----------   ----------    -----------   ----------
  Income(loss) before taxes  (1,606)          630        (2,436)          489
Income tax expense              ---           230           ---           176
                          ----------   ----------    -----------   ----------
  Net income(loss)        $  (1,606)   $      400    $   (2,436)   $      313
                          ==========   ==========    ===========   ==========

Net income(loss) per share$   (0.38)   $     0.09    $    (0.58)   $     0.07
                          ==========   ==========    ===========   ==========

  Shares used in computing
  net income(loss) per share  4,233         4,331         4,233         4,310
                          ==========   ==========    ===========   ==========

               See accompanying notes to financial statements.


                            MYSOFTWARE COMPANY
                     CONDENSED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED
                        SEPTEMBER 30, 1997 AND 1996
                               (Unaudited)

                              (in thousands)
                                                        Nine Months Ended
                                                           September 30,
                                                        1997          1996
                                                     ----------   ----------
Cash flows from operating activities:

 Net income (loss)                                    $  (2,436)   $    313
 Adjustments to reconcile net loss to net
 cash provided by (used for) operating activities:
  Depreciation                                              141          85
  Write-off and amortization of software production costs 1,773         142
  Stock compensation expense                                  7         ---
  Provision for returns and doubtful accounts              (666)        573
  Changes in operating assets and liabilities:
    Accounts receivable                                    (292)       (875)
    Inventories                                             (18)       (149)
    Other assets                                             46        (190)
    Accounts payable                                        320         115
    Accrued compensation                                     41          33
    Deferred officers' compensation                         ---         (53)
    Other accrued liabilities                               189         584
                                                       ---------    --------
     Net cash provided by (used for) operating activities  (895)        578
                                                       ---------    --------

Cash flows from investing activities:

 Additions to property and equipment                       (133)       (143)
 Software production costs                               (1,328)       (989)
                                                       ---------    --------
     Net cash used for investing activities              (1,461)     (1,132)
                                                       ---------    --------
 Net decrease in cash and cash equivalents               (2,356)       (554)

 Cash and cash equivalents at beginning of period         7,718       7,794
                                                       ---------    --------
 Cash and cash equivalents at end of period            $  5,362     $ 7,240
                                                       =========    ========

               See accompanying notes to financial statements.

                            MYSOFTWARE COMPANY
                  NOTES TO CONDENSED FINANCIAL STATEMENTS


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

2. Per Share Computation

Net income(loss) per share is computed using the weighted average number of common and common equivalent shares outstanding during each period presented using the treasury stock method. Common stock equivalents are not considered in the computation of net loss per share as their inclusion would be anti-dilutive. Common stock equivalents consist of stock options.

3.  Writeoff of Acquired In-Process Research and Development

The nine months ended September 30, 1996 include a one-time write-off of $255,000 resulting from the Company's acquisition of technology which had not reached technology feasibility from MediaTech Corporation, an Internet publishing tools company.

4.  Recent Pronouncements

The Financial Accounting Standards Board recently issued Statements of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 31, 1996. Had SFAS No. 128 been effective for the quarter and nine month periods ended September 30, 1997, basic EPS and diluted EPS would not have been significantly different from the reported net loss per share.

     Item 2. Management's Discussion and Analysis or Plan of Operation

This discussion contains foward-looking statements, which are subject to certain risks and uncertainties, including without limitation those risks and uncertainties described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, which has been filed with the Securities and Exchange Commission. Actual results may differ significantly from those discussed in the foward-looking statements.

Results of Operations

The Company initiated a review of its strategy in the second quarter of 1997 in response to changed market conditions, and began implementing a new strategy in the third quarter of 1997. The Company's new strategy calls for four things: (a) an increased focus on its mailing line of products,
(b) development and introduction of products that complement its mailing software and generate continuing or annuity revenues, (c) creating increased revenues from strategic relationships with other companies, and (d) the development of a direct-to-consumer channel to sell the Company's annuity products and lessen its dependence on its retail channel. In light of the Company's new strategy, the Company in the third quarter wrote off or accelerated the amortization of the software production costs associated with projects that either were no longer strategic to the new strategy, were associated with products that were canceled in the third quarter, or were not expected to support the timely amortization of their software production costs.

Three Months Ended September 30, 1997 and 1996

Net revenues for the three months ended September 30, 1997 decreased $985,000, or 23 percent, to $3.3 million, compared with net revenues of $4.3 million for the corresponding quarter in 1996. The decrease in net revenues resulted from decreased sales to retailers and distributors of the Company's existing product titles. In the third quarter of 1996, the Company's revenues benefited from the introduction of three new products as well as from a 1996 fall sales promotion.

Gross profit for the three months ended September 30, 1997 decreased 73 percent to $819,000, from $3.0 million in the same period in 1996. Gross margin for the third quarter was 24.9 percent, compared to 71.3 percent for the same period in 1996. The decrease in the gross margin for the quarter was primarily due to the $1,296,000 write-off and accelerated amortization of certain capitalized software production costs. Without this charge, the gross profit in the third quarter of 1997 would have been $2.1 million and the gross margin would have been 64.3 percent. The Company's gross margins vary primarily from period to period due to changes in product mix, the timing and nature of promotional activities, changes in product return levels, and the amortization of capitalized software production costs.

The Company's total operating expenses for the three months ended September 30, 1997 decreased less than one percent to $2.5 million. The decrease in operating expenses resulted primarily from lower product development and sales and marketing expenses.

Product development expenses decreased 7 percent to $475,000 in the third quarter of 1997 from $511,000 in the same period in 1996. Product development expenses were higher in 1996 because of work that was being done to upgrade the Company's products to Windows 95. Sales and marketing expenses decreased three percent to $1.5 million in the third quarter. Sales and marketing expenses decreased principally as a result of lower promotion expenses. General and administrative expenses increased 14 percent to $539,000 in the three months ended September 30, 1997, from $473,000 in the same period of 1996, primarily as a result of an increase in headcount and higher occupancy costs.

The company had an operating loss of $1.7 million for the three months ended September 30, 1997, compared to operating income of $528,000 in the comparable period of 1996, reflecting the write-off and accelerated amortization of capitalized software production costs in the third quarter of 1997.

Interest income was $72,000 for the quarter ended September 30, 1997, compared to $102,000 for the comparable period of 1996. The decrease in interest income was due to lower cash balances in the 1997 period compared to the 1996 period.

The Company reported no income tax benefit or expense for the three months ended September 30, 1997, compared to an income tax expense of $230,000 for the same quarter a year earlier. For further information, refer to the footnotes included in the Company's Annual Report on Form 10-KSB dated December 31, 1996.

The resulting net loss for the three months ended September 30, 1997 was $1.6 million, compared to net income of $400,000 in the comparable period in 1996.


Nine Months Ended September 30, 1997 and 1996

For the nine months ended September 30, 1997, net revenues decreased $1.2 million, or 12 percent, to $9.2 million, compared with net revenues of $10.4 million for the corresponding period in 1996. The decrease was primarily attributable to decreased sales of the Company's existing software titles.

For the nine months ended September 30, 1997, gross profit decreased 34 percent to $5.0 million, from $7.6 million for the corresponding period in 1996. Gross margin for the nine months ended September 30, 1997 was 54.2 percent, compared to 72.4 percent for the same period in 1996. The decrease in the margin percent for the period was primarily due to the charge in the third quarter of 1997.

For the nine months ended September 30, 1997, total operating expenses increased four percent to $7.7 million, from $7.4 million for the corresponding period in 1996. The nine-month 1996 period included a write-off of $255,000 of in-process research and development, resulting from the Company's acquisition of technology from MediaTech Corporation, an Internet publishing tools company.

For the nine months ended September 30, 1997, product development expenses were up 7 percent to $1.5 million, compared to $1.4 million for the corresponding period in 1996, reflecting the Company's efforts to introduce new products and to update its existing products with additional features. Sales and marketing expenses increased three percent to $4.5 million compared to $4.4 million for the corresponding period in 1996, primarily as a result of increased employee expenses resulting from higher headcount. General and administrative expenses increased 25 percent to $1.6 million, compared to $1.3 million for the corresponding period in 1996, primarily as a result of an increase in headcount and higher occupancy costs.

For the nine months ended September 30, 1997, the Company reported operating loss of $2.7 million, compared to an operating income of $194,000 in the corresponding period in 1996.

Interest income in the first nine months of 1997 was $243,000, compared to $295,000 for the corresponding period in 1996, as a result of lower cash balances in 1997.

The Company reported no income tax benefit or expense for the nine months ended September 30, 1997, compared to an income tax expense of $176,000 for the same period a year earlier. For further information, refer to the footnotes included in the Company's Annual Report on Form 10-KSB dated December 31, 1996.

For the nine months ended September 30, 1997, the Company reported a net loss of $2.4 million, compared to net income of $313,000 in the comparable period in 1996.

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

As of September 30, 1997, the Company had $5.4 million in cash and cash equivalents and has no debt. The Company believes that its existing cash, its ability to obtain additional credit, and cash generated by operations will be sufficient to meet its working capital needs at least through 1998.

                        Part II. Other Information




Item 6. Exhibits and reports on form 8-K

    Exhibit 11. Computation of Net Income (Loss) Per Share on page 14.
    Exhibit 27. Financial Data Schedule.

    No reports have been filed on Form 8-K during this quarter.

Items 1,2,3 and 5 are not applicable.

                               Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                     	MySoftware Company





Date: November 6, 1997                         By:    /s/ Thomas C. Hoster
                                                     _______________________

                                                      Thomas C. Hoster
                                                      Chief Financial Officer

                              Index to Exhibits


Exhibit Number                                                Page Number
--------------                                                -----------

     11        Computation of Net Income (Loss) Per Share          14
     27        Financial Data Schedule


                            MYSOFTWARE COMPANY

                                Exhibit 11

                  COMPUTATION OF NET INCOME (LOSS) PER SHARE
                    (in thousands, except per share data)


                                    Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
                                    ------------------    -----------------
                                     1997        1996      1997       1996
                                    ---------  -------    --------   -------
Net income(loss)                    $ (1,606)  $   400    $ (2,436)  $   313
                                    ---------  -------    --------   -------

Weighted average number of shares of
common stock outstanding               4,233     4,231       4,233     4,231

Number of Common Stock Equivalents
as a result of stock option outstanding
using the treasury stock method         ---        100        ---         79
                                    ---------  --------    -------   -------
                                       4,233     4,331       4,233     4,310
                                    =========  ========    =======   =======

Net income(loss) per share          $  (0.38)   $ 0.09     $ (0.58)   $ 0.07
                                    =========  ========    ========  =======
