Form 10KSB
period 1997-12-31
MYSOFTWARE CO
filed 1998-03-27
CIK 944950

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                        __________________________
                               FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1997
                                   OR
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

                      Commission File Number: 0-26008

                          MYSOFTWARE COMPANY
            2197 E. Bayshore Road, Palo Alto, California 94303
                           (650) 473-3600

Incorporated in                        I.R.S. Employer Identification No.
Delaware                                             77-0195362
--------                                             ----------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB. [ X ]

Based on the closing price of $3.563 on February 28, 1998, the aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 1998 was $10,277,748.
The number of shares outstanding of the registrant's common stock as of December 31, 1997, was 4,235,856.

                 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement dated April 13, 1998 to be delivered to stockholders in connection with the Notice of Annual Meeting of Shareholders to be held on May 21, 1998, are incorporated by reference into
Part III.

                         TABLE OF CONTENTS

                                                                   Page No.
                              PART 1
Item 1.	Business                                                      3

Item 2.	Properties                                                   18

Item 3.	Legal Proceedings                                            18

Item 4.	Submission of Matters to a Vote of Security Holders          18

                              PART II

Item 5.	Market for Registrant's Common Stock and Related
        Stockholder Matters                                          19

Item 6.	Management's Discussion and Analysis of Financial
        Condition and Results of Operations                          20

Item 7.	Financial Statements and Supplementary Data                  22

Item 8.	Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                          22

                              PART III

Item  9. Directors and Executive Officers of the Registrant          23

Item 10. Executive Compensation                                      24

Item 11. Securities of Ownership of Certain Beneficial Owners
         and Management                                              24

Item 12. Certain Relationships and Related Transactions              24

Item 13. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K                                                 25

Signatures                                                           26

Financial Statements                                                 28

Exhibits                                                             45

                                 PART 1
ITEM 1. BUSINESS


MySoftware Company (the "Company" or "MySoftware") designs, markets, and supports a family of leading task-specific software applications for small businesses, including home-based businesses. MySoftware provides users with easy-to-learn and easy-to-use solutions, including tools for managing mail lists and saving on direct mail postage. MySoftware also provides productivity tools for creating brochures, stationery, postcards, labels, invoices and estimates, Internet home pages, Web-based resumes and Web-based calendars. Headquartered in Palo Alto, California, the Company was founded in 1986 and completed its initial public offering in June 1995.

In addition to retail software products, MySoftware offers complementary annuity-based products and services to its customers, particularly in the mailing area, where MySoftware has established a leading market position.
With an increasing number of small businesses relying on direct marketing to grow their businesses, MySoftware is positioned to meet the mailing management needs of this important market. Current services such as address correction, available through subscriptions to MyAddressChecker CD-ROM, offer customers added value and create the opportunity for long-term relationships with MySoftware.

The Company places significant emphasis on consumer marketing techniques in developing products and building brand awareness. The Company primarily distributes its products through the retail channel, in computer software and office supply stores throughout the United States and Canada. The Company has also added new distribution methods, including direct, other equipment manufacturer ("OEM"), and international channels. In addition to retail software products and annuity-based mailing products, the Company also offers complementary paper products and receives commissions from the sales of such products by third parties.

The United States Small Business Administration reports that there are approximately 22 million small businesses in the United States. According to IDC/LINK, income-generating home offices are expected to grow over 27% from 1995 to 1999, with the fastest growth expected in those companies with fewer than 10 employees. According to a Home Office Computing (January, 1995) survey, the top three challenges facing small businesses are obtaining new business clients, growing their businesses, and promoting their businesses. The Company's internal research indicates that small businesses are concerned about projecting a professional image in their sales and marketing materials and in other communications with customers. The Company's research also indicates that many small businesses perceive opportunities for improvement in the management of their mailings.

Historically, small businesses have lacked the tools to create professional-quality marketing materials and to mail their materials effectively, or they have relied on costly third party providers. Today, small businesses are adopting new office productivity technologies in growing numbers.
Penetration of computers in the small business market increased from 40% in 1989 to 78% in 1997, according to IDC/LINK. Moreover, the availability of low cost, high resolution laser and inkjet printers, including color printers, has made it possible to produce professional-looking materials directly from personal computers. As a result, small businesses are increasingly using their computers to combine text, data, and color graphics to produce high-quality marketing materials on their own desktops and to mail these materials via the United States Postal Service ("USPS").

To serve this market, a number of companies have begun to offer marketing and communications products targeted toward small businesses. These companies include Dun and Bradstreet Corp. and American Business Information, Inc. ("ABI") which provide targeted mailing lists; PaperDirect, Inc. ("PaperDirect"), Geographics, Inc., ("Geographics"), and BeaverPrints, Inc. ("BeaverPrints"), which provide pre-printed papers; Pitney Bowes, Inc. ("Pitney Bowes"), which provides their Personal Post Office, a desktop postage meter for small businesses including home-based businesses; and Kinko's Copies and Alpha Graphics, Inc. which provide production services. Although various general purpose software applications, such as word processing, database, and desktop publishing applications, have a broad range of features and can be used to perform many of the sales and marketing tasks desired by small businesses, these applications are often complex and relatively difficult to use. Accordingly, the Company believes that there is a substantial opportunity for task-specific software designed to provide cost-effective, easy-to-learn, and easy-to-use solutions to busy, results-oriented small business users.

COMPANY STRATEGY

MySoftware's core software products address the sales and marketing needs of small businesses: communicating with customers, attracting new business, and managing customer lists. In order to address this growing market, the Company has focused on becoming the leading seller in its core categories, including mailing, brochures, labeling, business cards, and invoices/ estimates. Key elements of the Company's strategy are summarized below.

Provide a family of fully featured, task-specific applications. The Company's target users are busy and results-oriented. These users often find general purpose software programs cumbersome to learn and to use for a particular task. By developing task-specific applications, MySoftware makes its products easy-to-learn and easy-to-use, while incorporating all the capabilities needed to successfully perform a focused task. Users can solve other small business marketing challenges by purchasing additional task-specific software from MySoftware's family of interoperable products.

Build product loyalty and brand name. The Company believes that building the MySoftware brand is important to its long-term success. By offering a family of related products that complement one another and have similar names and packaging, the Company aims to raise brand awareness and increase sales of each of its products. MySoftware also conducts active brand marketing and communications campaigns, including public relations efforts, direct communications, advertising, and retailer promotions. To further increase consumer exposure to its products, the Company establishes cooperative marketing arrangements with companies that offer complementary sales and marketing products. To date, MySoftware has established such arrangements with Avery Dennison Corporation ("Avery"), BeaverPrints, iMarket Inc., American Express Company ("American Express"), PaperDirect, Geographics, New England Business Systems, Inc. ("NEBS"), Pitney Bowes, MindSpring Enterprises, Inc. ("MindSpring"), and EarthLink Network, Inc.("EarthLink").

Focus on core product categories. MySoftware focuses its marketing and development resources on five core product categories: mailing, brochures, labeling, business cards, and invoices/estimates. The Company further leverages its leadership position in the mailing category by offering annuity-based mailing-related products and services. By maintaining this focus, the Company believes that it will continue to be positioned to understand customer needs, produce easy-to-learn and easy-to-use products, build its brand name, and lead the market in these categories.

Focus on expanding channels of distribution. The Company's distribution efforts are primarily focused on the retail channel, since most small businesses and individuals purchase software through retail outlets. The Company actively seeks to increase its visibility in the retail channel by conducting periodic retail promotions, monitoring sell-through and inventory levels, locating its sales force near major retailers, designing its packaging for self-service selling environments, supporting retailers' advertising and promotional efforts, and conducting independent public relations and advertising efforts. In addition to retail distribution, the Company sells its products and services directly to customers through its direct channel (including both telephone and Internet sales). The Company also distributes products through its OEM channel, through which it has formed partnerships with internationally-known companies such as Pitney Bowes, Hewlett-Packard Company, Brother, Epson, Samsung, U S WEST, Acer, and other industry leaders. Such relationships enable the Company to generate additional revenues, expand its target market for annuity-based products and services, and build awareness of the MySoftware brand. As part of the Company's efforts to expand its product distribution channels, in December 1997, the Company initiated an international sales effort and plans to seek out various international partners for localization, marketing, and distribution of the Company's products abroad.

Emphasize market-driven product development. The Company employs extensive market research and user feedback to define, develop, and improve its products to meet customer needs more effectively. MySoftware applies an integrated four-step consumer marketing process to define, develop, and improve its products. These steps include: performing consumer research to identify user needs and behavior; incorporating the research to develop easy-to-learn, easy-to-use, fully featured, task-specific applications; conducting both pre- and post-release usability testing to validate these designs; and collecting customer support data and product returns feedback to drive future improvements.

Leverage core competencies. MySoftware leverages its core competencies in product development and in sales and marketing through strategic use of third-party service providers. The Company has chosen to use third-party providers to perform functions that it believes can be better or more effectively performed by a specialized organization. These functions include software coding, assembly, customer technical support, telephone customer registration, and some aspects of direct communications to consumers (such as fax and e-mail distribution). MySoftware believes that this organizational approach allows it to achieve quality and flexibility and to control costs, while maintaining effective control over its business operations.

PRODUCTS

The Company's core products are a family of leading task-specific software applications that address the specific sales and marketing needs of small businesses, usually those with ten or fewer employees. The Company provides users with powerful, easy-to-learn and easy-to-use solutions for creating customized, professional-quality mailing lists, brochures, labels, business cards, invoices/estimates, and other marketing communications materials. The Company also markets annuity-based mailing products and services that complement the Company's existing mailing software products. The Company backs its products with a 30-day money-back guarantee. All of MySoftware's core applications are available for both Microsoft Windows 3.1 and Windows 95.

MyAdvancedMailList / MyAddressChecker / MyDeluxeMailList / MyMailManager / ProVenture Mail Tools / MyMailList & Address Book
MySoftware's initial mailing list product was introduced in September 1987. MyAdvancedMailList, introduced in June 1989, stores and organizes mailing list data that can be printed in a variety of forms, including mailing labels, envelopes, address books, and Rolodex cards, or used in conjunction with other MySoftware applications, such as MyAdvancedBrochures. MyAdvancedMailList has a built-in database function that enables MySoftware's customers to maintain and sort mailing lists and other customer data. MyAddressChecker, introduced in 1994, is USPS CASS-certified and enables users to qualify for Bulk Mail discounts from the Post Office. Users must subscribe to bi-monthly CD-ROM updates to continue to qualify for postal discounts, which can be as great as approximately 51.6%. The program verifies and corrects addresses against the national database of deliverable addresses maintained by the Post Office and supplies the appropriate ZIP+4 codes necessary to print delivery point bar codes and to qualify for these discounts. MyDeluxeMailList, introduced in March 1995, includes Zip Look Up, a CD-ROM of every valid address in the United States, enabling users to correct their addresses and add ZIP+4 codes that help speed delivery of their mail. MyMailManager, designed for Windows 95, was introduced in December 1996. ProVenture Mail Tools, introduced in June 1997, offers similar mailing features but works with customers' existing databases. Users with customer or prospect lists already stored in programs such as ACT!, Access, FileMaker, Excel, Word, and FoxPro can use Mail Tools to add mail list management and printing features their programs may lack. MyMailList & Address Book, introduced in December 1997, provides users with simple features to organize names and addresses, at a lower price point than the Company's other mailing products. MyAdvancedMailList earned a 1997 "Editors' Pick" award from Home Office Computing magazine.

MyBrochures / MyAdvancedBrochures / MyProfessionalMarketingMaterials MyBrochures was originally introduced in April 1994. MyAdvancedBrochures was introduced in September 1994. MyAdvancedBrochures enables users to design and produce flyers, postcards, professional-looking color brochures, menus, newsletters, and invitations in a variety of formats and sizes. All these brochure programs offer built-in templates, which can be easily customized to suit users' needs. The Windows 95 version of the program was introduced in September 1995. MyProfessionalMarketingMaterials, introduced in September 1996, provides customers with more than 600 color printable designs, as well as the ability to design from more than 500 pre-printed specialty papers.

MyAdvancedLabelDesigner / MyDeluxeLabelDesigner / MyLabels
MySoftware's initial labeling product was introduced in March 1988. MyAdvancedLabelDesigner, introduced in May 1992, enables users to design and print professional-looking, color labels in standard and custom sizes, including mailing and shipping labels, name cards, Rolodex cards, file folders, cassette and video tape labels, and more. Text, data, and graphics can be entered directly into MyAdvancedLabelDesigner or imported from other applications such as dBase, Paradox, and Access. Labels can be enhanced with special design elements including color, rotated text, and clip art. In March 1996, the Company introduced the Windows 95 version of MyAdvancedLabelDesigner, which supports ten different label brands and more than 500 label sizes. MyLabels was introduced in March 1996 to provide similar features to a more value-conscious consumer.

MyAdvancedInvoices & Estimates / EasyCustomInvoices / ProVenture Billing Solution / MyDeluxeInvoices & Estimates
MySoftware's initial invoice product was introduced in December 1990. The Advanced version, introduced in August 1993, is an invoicing, estimating, and cash management application. The program easily produces professional-looking invoices and estimates on plain paper or on a variety of pre-printed forms. The application also produces a variety of sales and accounts-receivable reports designed to assist small businesses in analyzing financial and accounting aspects of their businesses. EasyCustomInvoices, designed for Windows 95 and introduced in September 1996, allows users to customize their forms with different fonts, column widths, column headings, and more. ProVenture Billing Solution was introduced in June 1997 and was designed to help customers manage the entire billing process. It offers enhanced tracking capabilities, such as the Tracker window that automatically notifies the user when a customer is overdue. MyDeluxeInvoices, introduced in November 1997, is the Windows 95 version of MyAdvancedInvoices and offers enhanced usability features. MySoftware also sells pre-printed invoice, estimate, and statement forms for use with all software products in its invoicing/estimating category. The Company contracts with a third party to manage its private-label forms business and shares in the sales revenues and marketing costs of the business. There can be no assurance that this arrangement can be maintained or will benefit the Company.

MyProfessionalBusinessCards / ProVenture Custom Business Stationery
In April 1995, the Company introduced MyProfessionalBusinessCards in its new business card product category. Following its task-specific application strategy, MySoftware has given small business owners a tool for creating professional-looking business cards in minutes. This program gives small business owners the flexibility to design and print small quantities of customized business cards for any occasion. MyProfessionalBusinessCards is available in both Windows 3.1 and Windows 95 versions. The Company introduced Custom Business Stationery in May 1997. This product is designed to create custom, matching, professional-quality business cards, letterhead, and envelopes. Custom Business Stationery also gives customers the ability to import logos in 15 different formats and to maintain a database of employees or contacts.

MyInternetBusinessPage / Pacifica Personal WebPage Designer
In August 1996, the Company introduced MyInternetBusinessPage, its first Internet-related product. The product allows users to create and publish Internet Web pages on the World Wide Web. The product is created specifically to address the needs of small businesses, and includes dozens of easy-to-customize templates, including a pre-designed form that customers can use to communicate via electronic mail with the page owner. In December 1996, the Company introduced Pacifica Personal WebPage Designer. The program comes with more than a dozen templates for showcasing hobbies, interests, and family events. The program allows an entire Web site or portions of it to be password-protected to guard the privacy of the author. Users of both MyInternetBusinessPage and Personal WebPage Designer are not required to learn the HTML programming language to create their pages, and are able to publish their pages on the World Wide Web using SwiftSite or another Internet publishing site. MySoftware earns a share of fees that users pay to SwiftSite for publishing; revenues to date from this source have not been significant.

Jalapeno Hot Buttons / Hot Banners / Hot Backgrounds
In December 1996, the Company released two products, Hot Buttons and Hot Banners, that allow authors of Web sites to easily create graphic images that enhance the visual impact of their Web pages. Hot Buttons allows users to create customized professional-quality buttons, headers, bullets, page breaks, and other Web graphic elements without having to learn complicated photo or paint manipulation programs. Hot Banners allows users to create banners and other Web graphics containing multiple text and image elements. Hot Backgrounds was introduced in August 1997 and enables users to create custom background designs for their Web pages. The elements created by all of these programs can be used with all of the major Web page authoring tools on the market, including MyInternetBusinessPage and Pacifica Personal WebPage Designer.

Other Products
The Company sells a simple database program, MyDataBase, and other Internet-related products, Pacifica Professional WebResume and Pacifica WebCalendar. MyDataBase is designed to enable users to easily organize and summarize information. WebResume is an all-in-one Web job search and career management tool. WebCalendar helps users create a dynamic, customized event calendar and publish it on the Web in minutes. The Company also markets the American Check Printers line of checks for personal financial programs. These products are not expected to contribute materially to the Company's future revenues.

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

The Company focuses on developing and improving its family of core products at the same time as it develops products and services in complementary software categories. This focused strategy allows MySoftware to know its market and to develop solutions to customer problems. In order to meet the business development needs of small businesses, the Company works with current and prospective users to define the functionality of the Company's new products and make improvements to its existing products. The Company's development process is organized around multi-functional teams composed of product development, marketing, and quality assurance personnel who work together in the development of products from an earlier design stage. This team approach ensures a high level of marketing and customer support input throughout many stages of product development.

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

MySoftware creates all product specifications for both new products and updates of its existing products, and maintains internal control over the creative and market-driven aspects of product development. Once a product has been defined and a detailed specification has been designed, the Company leverages its resources by outsourcing coding functions. The Company relies primarily on three independent firms with which the Company has worked for seven, five, and two years, respectively, to perform the majority of the coding for its software products, including coding for new products and maintenance and bug-fix releases, and updates for existing products. The need to update the Company's products, both for enhanced functionality and for ease of use under new operating platforms, increases the Company's dependence on these third-party coders. The Company has entered into separate software development agreements for the development of specific pieces of software as work-for-hire with its third-party coders. The Company compensates third-party coders primarily through payments for software production costs and royalty payments. Royalty expenses have been at 2% of net revenues of the relevant products, with a dollar maximum cap on total royalty payments for certain products. The Company generally owns all intellectual property rights to products developed by third-party coders with the exception of the base code for MyBrochures, MyAdvancedBrochures, MyProfessionalMarketingMaterials, MyProfessionalBusiness-Cards, and Custom Business Stationery. With respect to these products, the Company owns the code for the user interface, while the base code is owned by the third-party coder. The Company holds an irrevocable, non-exclusive license to copy and distribute the executable code compiled from the base code and to make limited modifications. Third-party coders have also agreed not to develop or market any stand-alone desktop publishing software based on the base code that competes with the Company's products prior to October 1998. The Company's success depends in part on its continued ability to obtain and renew agreements for coding by independent software developers. There can be no assurance that the Company will be able to obtain or renew such coding agreements on favorable terms, if at all.

The Company has made use of shared code across products. For example, MyAdvancedMailList and MyAdvancedLabelDesigner share portions of the same base code, and the code for MyAdvancedBrochures was used to develop MyProfessionalBusinessCards and Custom Business Stationery. The Company believes its ability to share and reuse significant blocks of code across multiple products has enabled it to shorten development time and reduce development costs.

As of December 31, 1997, the Company had 18 full-time and 2 part-time professional and technical employees engaged in product development. During the years ended December 31, 1997, 1996, and 1995, product development expenses were $2,221,712, $1,988,881, and $1,342,045, respectively, not including capitalized software production costs paid to third party coders of $1,290,180, $1,253,117, and $742,419, respectively, which were capitalized.

SALES AND MARKETING

Sales
The Company's products are distributed primarily through computer software and office supply retailers throughout the United States and Canada, including computer superstores (Computer City Super Center; CompUSA Inc.; Elek-tek, Inc.; Fry's Electronics, Inc.; MicroCenter), office warehouse clubs (Office Depot Inc.; OfficeMax; Staples Inc.), software specialty stores (Egghead Inc.; Electronics Boutique), mass merchants (Target; Wal-Mart), consumer electronics stores (BestBuy Co., Inc.) and general warehouse clubs (Price/Costco Inc.; Sam's Club). Of the Company's top twelve retail outlets, MySoftware sells directly to eight and services the other four retailers through distributors such as Ingram Micro, Inc. ("Ingram"), Merisel, Inc. and GoodTimes. Ingram and Office Depot, Inc. accounted for net revenues of 37% and 20% for 1997, 34% and 29% for 1996, and 28% and 23% for 1995,
respectively. The Company has non-exclusive arrangements with its distributors and retailers that generally do not require minimum purchases of the Company's products and may be terminated at any time.

The Company monitors product sell-through and retail inventory information. Most of the Company's distributors and key retailers provide weekly or monthly sell-through data as well as current inventory information. This information is analyzed for both positive and negative trends and is used to assist the Company's retailers in managing product inventory levels. This information is also used to determine the effectiveness of retail promotions and account advertising. The Company's promotional vehicles are also geared toward increasing customer exposure to its products with additional facings and high traffic locations. The Company maintains sales forces in the Dallas, Los Angeles, and Miami metropolitan areas, and has contracted with manufacturers' representative firms in the Dallas and Minneapolis metropolitan areas.

The Company's products are also distributed through direct, OEM, and international channels. Direct sales to customers are expected to increase as the Company introduces new, annuity-based products and services to its mailing customer base. Sales through the OEM channel, with partners such as Pitney Bowes, Brother, U S WEST, and others, enable the Company to generate additional revenues, expand the target market for its annuity-based products and services, and build awareness of the MySoftware brand. In December 1997, the Company hired a Vice President of International Sales to launch its international sales efforts. Revenues from sources outside of North America have not been significant to date.

Cooperative Marketing Arrangements
MySoftware has entered into cooperative marketing relationships with companies that sell products complementary to the Company's products, including paper products and targeted mailing lists. In exchange for inserting these marketing partners' catalogs and product samples inside the Company's retail software packages, the Company receives a per-registered-user fee, per-product-shipped fee, or sales commission on any sales generated by the Company's activities or other promotional consideration. MySoftware currently has cooperative marketing programs with Geographics, PaperDirect, BeaverPrints, MindSpring, and EarthLink. To date, these activities have not produced significant revenues, but the Company believes that these activities contribute to its brand-building efforts. There can be no assurance that any of these arrangements can be maintained or will benefit the Company.

In addition, the Company has developed custom versions of its products for sale by some of its marketing partners. The Company has entered into a resale contract with NEBS for various MySoftware titles. There can be no assurance that any significant revenue will result from these activities or that any of these relationships can be maintained.

Marketing
MySoftware's marketing department is responsible for managing products and developing new market opportunities; building brand recognition through public relations, advertising, and other promotional techniques; and communicating directly with current customers to market additional products and services. The Company's marketing department has three main areas of focus: product marketing, corporate marketing, and direct communications.

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

The Company's corporate marketing group focuses on building awareness of the MySoftware brand and increasing MySoftware product trials. Its responsibilities include external communications, such as public and investor relations, advertising, the corporate Web site, trademark issues, and promotions. MySoftware also conducts periodic retail promotions designed to increase short-term sales and strengthen relationships with retailers.

The Company formed a direct communications group in 1997 to utilize various technologies, including the Internet, to market products and services directly to MySoftware customers, who then order these annuity services directly from the Company. This group markets primarily mailing-related products and services to the Company's current mailing customers using direct mail, fax, and e-mail communications.

CUSTOMER SUPPORT

The Company's customer support activities provide valuable services to its customers and enhance customer satisfaction, in addition to providing valuable customer input to the Company's product development process. MySoftware provides customer technical support in-house for certain Internet products and through a third party managed by the Company's internal customer support group for all other products. This structure facilitates the Company's ability to achieve satisfactory customer support on a cost-effective basis. The Company receives daily downloads of data from its customer technical support provider, allowing it to monitor service levels and support quality. The Company's contract with its customer technical support operator can be terminated on 30 days' notice by either party. This third party provider also provides services to several larger companies, and there can be no assurance that demands from such companies or other factors will not result in termination of this relationship. The unavailability of such a firm to perform customer technical support for the Company could result in significant disruption to the Company's operations, could lead to customer dissatisfaction, and could have a material adverse effect on the Company.

OPERATIONS

The Company directly performs all purchasing, finished goods inventory management and warehousing, scheduling, order processing, and shipping. The Company prepares master software diskettes, CD-ROMs, user manuals, and packaging designs, and conducts independent quality control and testing at its facilities. Diskette and CD-ROM duplication, printing of documentation, and packaging and assembly are performed by independent contractors to the Company's specifications. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products. However, if such difficulties and delays were encountered and if the Company's transition to an alternate vendor were not completed promptly, the Company could be adversely affected.

The Company generally ships products within three days of receipt of an order. As a result, the Company has relatively little backlog at any given time, and does not consider backlog to be a significant indicator of future performance.

COMPETITION

The market for the Company's small business products is intensely competitive, and is characterized by pressure to increase marketing and promotional activity, incorporate new features, release new product versions, and reduce prices. Existing software companies may broaden or enhance their product lines to compete with the Company's products, and other potential new competitors, including computer hardware manufacturers, diversified media companies, and small business service companies, may enter or increase their focus on the small business software market, resulting in even greater competition for the Company. The Company's software products compete with task-specific products sold by Avery (labeling software), Intuit, Inc. ("Intuit") (invoicing/estimating software), The Learning Company, Inc. ("The Learning Company") (business card and labeling software), Broderbund Software, Inc. ("Broderbund") (brochure/marketing material software) and several other companies of varying size and financial and marketing strength. The Company's products also compete with general purpose programs, such as word processing, database, and desktop publishing products from major software companies, including Adobe Systems Incorporated ("Adobe"), Lotus Development Corp. ("Lotus"), Microsoft Corp. ("Microsoft"), and Corel

Corporation ("Corel"). The Company believes it would face increased competition from such general purpose programs if such programs were designed for greater ease-of-use of task-specific functions. In addition, new operating systems may incorporate features enabling users to accomplish small business marketing and other tasks currently addressed by the Company's software products.

The Company's strategy of focusing on its core and complementary products heightens the competitive risk. Many of the companies with which the Company currently competes, or may compete in the future, have greater financial, technical, marketing, sales, and customer support resources, as well as greater name recognition and access to customers, than the Company. The competition for retail shelf space and direct Internet selling is also likely to increase due to the proliferation of software products and companies. Failure to achieve and maintain unit sales volumes may result in loss of shelf space which may, in turn, lead to further reductions in sales volumes.

Only a small percentage of products introduced in the market achieve any degree of sustained market acceptance. Principal competitive factors in the marketing of software include product features, quality, reliability, technological sophistication, brand recognition, ease-of-learning, ease-of-use, merchandising, access to distribution channels and retail shelf space, marketing, advertising, public relations, price, and the availability and quality of support services. The Company believes that it competes effectively in these areas, particularly in the areas of quality, brand recognition, ease-of-learning, ease-of-use, merchandising, access to distribution channels and retail shelf space. To the extent that competitors achieve performance, price, or other selling advantages, the Company could be adversely affected. There can be no assurance that the Company will have the resources required to respond to market or technological changes or to compete successfully in the future. In addition, increasing competition in the small business software market may cause prices to fall, which could adversely affect the Company.

PROPRIETARY RIGHTS AND LICENSES

The Company relies primarily on a combination of trademark, copyright, and trade secret laws, employee and third-party nondisclosure agreements, and other methods to protect its proprietary rights. The Company does not include in its products any mechanism to prevent or inhibit unauthorized copying. Unauthorized copying occurs within the software industry, and if a significant amount of unauthorized copying of the Company's products were to occur, the Company could be adversely affected. In addition, as the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Use of third-party coders may increase the risk of infringement of the rights of others. The third-party coders' liabilities to the Company for any infringement of copyrights, trade secrets, or patents is contractually limited to royalties received from the Company.

Although the Company has not been the target of any actual, pending, or threatened intellectual property litigation, there has been substantial litigation regarding copyrights, trademark, and other intellectual property rights involving other computer software companies. Any such claims or litigation, with or without merit, could be costly and could divert management's attention, which could have a material adverse effect on the Company. Adverse determinations in such claims or litigation could also have a material adverse effect on the Company.

EMPLOYEES

As of December 31, 1997, the Company employed 67 full-time employees and 4 part-time employees. Of the Company's full-time employees, 31 are in sales and marketing, 18 are in development, 5 are in customer support, 9 are in administration and finance, and 4 are in operations. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes that it has good employee relations.

RISK FACTORS

The following risk factors should be considered carefully in addition to the other information contained in this Form 10-KSB.

Emerging Market; Uncertainty of Market Acceptance
The Company's success is dependent on the market acceptance of its new and existing products. The majority of the Company's revenues are derived from the sale of task-specific software applications for small businesses and Internet page authors. The market for such products is relatively undeveloped, making it difficult to predict with any assurance the future size of the market. The Company's focus on a small number of core products heightens exposure to these market development and product acceptance risks. Furthermore, because the success of a majority of the Company's current and planned products depends upon continued use by small businesses of traditional mailing vehicles in the conduct of their businesses, increased use of competing means, such as the Internet and other means of electronic communications, could adversely affect the Company. The Company embraces a strategy of building brand name recognition primarily through the use of consumer marketing techniques. This strategy is likely to require increased sales and marketing expenditures. There can be no assurance that the Company will be able to build brand recognition successfully, or that its marketing strategy will be successful. There also can be no assurance that the Company's existing products will achieve broad-based market acceptance, that sales of such products will continue at historical rates or that the Company will introduce new products that achieve significant market acceptance in the future.

The Company's success is increasingly dependent upon its ability to secure arrangements with OEM partners that distribute the Company's products. These relationships allow the Company to generate additional revenues, expand its target market for annuity-based products and services, and build awareness of the MySoftware brand. OEM revenues accounted for 8.5% of the Company's revenues in 1997. The market for these relationships is highly competitive, and there can be no assurance that the Company will be successful in sustaining existing relationships or creating new relationships in the future. Although revenues from international sales of the Company's products have been insignificant in the past, the Company plans to seek out various international partners for the localization, marketing, and distribution of the Company's products. The markets that the Company plans to penetrate are highly fragmented and very competitive. There can be no assurance that the Company will be successful in penetrating these international markets.

Changes in Technology and Industry Standards; Timing and Quality of New Product Offerings
The Company believes that its future success will depend in large part upon its ability to keep pace with competitive offerings, to adapt to new operating systems, hardware platforms, media, and industry standards, and to provide additional functionality by enhancing its existing products and introducing new products on a timely basis. The development cycle for products utilizing new operating systems or formats may be significantly longer than the Company's current development cycle for products on existing operating systems and formats. If the Company were unable to develop such products in a timely manner due to resource constraints or technological or other reasons, this inability would have a material adverse effect on the Company. Failure to develop and introduce new products and product enhancements in a timely fashion could result in significant product returns and inventory obsolescence and could have a material adverse effect on the Company. In addition, introduction or anticipation of new or improved products by others could also result in lower sales and increased product returns.

Dependence on Postal Regulations and Availability of Postal Information
The Company's line of mailing products, which in the aggregate accounted for 25.8% of the Company's net revenues from domestic distributors and retailers in 1997, have been developed based on current USPS regulations ("Postal
Service regulations"). Changes in Postal Service regulations, which historically have occurred frequently, could necessitate updating these products or could eliminate or reduce the usefulness of these products, which could adversely affect the Company's operating results. The Company licenses from an independent third-party address information and certain software code embodied in the MyDeluxeMailList, MyMailManager, and Mail Tools products that perform address corrections, add ZIP+4 Codes and supply delivery point bar codes. There can be no assurance that the Company will be able to maintain or renew its relationship with this third party or that the code and information licensed to the Company will be error free or perform to the Company's specifications or in accordance with Postal Service regulations. Significant changes in Postal Service regulations or the inability to maintain or renew its relations with the independent party on acceptable terms or at all could have a material adverse effect on the Company. The Company must also obtain Postal Service certification on a bi-monthly basis in order to be able to supply MyMailManager, MyDeluxeMailList, MyAdvancedMailList, and Mail Tools users with CD-ROM updates in a timely manner. There can be no assurance that the Company will be able to continue to secure such certification on a timely basis, if at all, and the failure to do so could have a material adverse effect on the Company. Moreover, increased adoption of facsimile, electronic mail, or other alternative communications technologies could result in reduced use of the postal system, thereby adversely affecting the market for the Company's mailing products.

Fluctuations in Operating Results
The Company has experienced, and may continue to experience, significant fluctuations in operating results due to a variety of factors. These factors include: the size and rate of growth of the market for task-specific applications for small businesses and of the software market generally; market acceptance of the Company's products and those of its competitors; the timing and number of product enhancements and new product introductions by the Company and its competitors; the timing and extent of development and promotional expenses; product returns; changes in pricing policies by the Company and its competitors; accuracy of retailers' forecasts of consumer demand; timing of the receipt of orders from major retailer and distributor customers; cancellations or terminations by retail or distributor accounts; shelf space reductions; and delays in shipment. Products generally are shipped as orders are received, and accordingly, the Company historically has operated with little backlog. As a result, net revenues in any quarter are dependent on orders booked and shipped in that quarter. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based, in part, on expectations with regard to future sales. As a result, if net revenues do not meet the Company's expectations in any given quarter, operating results may be materially adversely affected. The Company's operating results can also be affected substantially by the timing of new product introductions, which may result in substantial increases in product returns and higher selling and marketing expenses. In response to competitive pressure, the Company may also take certain pricing or marketing actions that could have a material adverse effect on the Company. There can be no assurance that the Company will achieve consistent profitability on a quarterly or annual basis.

Competition
The market for the Company's products is intensely competitive, and is characterized by pressure to increase marketing and promotional activities, incorporate new features, release new product versions, and reduce prices. Existing software companies may broaden or enhance their product lines to compete with the Company's products, and other potential new competitors, including computer hardware manufacturers, diversified media companies, and small business service companies, may enter or increase their focus on the small business software market, resulting in even greater competition for the Company. The Company's software products compete with task-specific products sold by Avery (labeling software), Intuit (invoicing/estimating software), The Learning Company (business card and labeling software), Broderbund (brochure/marketing material software), and several other companies of varying size and financial and marketing strength. The Company's products also compete with general purpose programs, such as word processing, database and desktop publishing products from major software companies, including Adobe, Lotus, Microsoft, and Corel. The Company believes that it would face increased competition from such general purpose programs if such programs were designed for greater ease-of-use of task-specific functions. In addition, new operating systems or technologies may incorporate features enabling users to accomplish small business marketing and other tasks currently addressed by the Company's software products.

The Company's strategy of focusing on its core and complementary products heightens the competitive risk. Many of the companies with which the Company currently competes, or may compete in the future, have greater financial, technical, marketing, sales and customer support resources, as well as greater name recognition and access to customers than the Company. To the extent that competitors achieve performance, price, or other selling advantages, the Company could be adversely affected. There can be no assurance that the Company will have the resources required to respond effectively to market or technological changes or to compete successfully in the future. In addition, increasing competition in the market for task-specific applications may cause prices to fall, which may adversely affect the Company. The competition for retail shelf space and direct Internet selling is also likely to increase due to the proliferation of software products and companies. Failure to achieve and maintain retail sales volumes may result in loss of shelf space which may, in turn, lead to further reductions in sales volumes.

Dependence on Limited Distribution and Retail Channels
Sales to a limited number of distributors and retailers have constituted, and are anticipated to continue to constitute, a significant share of the Company's net revenues from software. There is an increasing number of software products competing for access to these channels. Retailers of the Company's products typically have a limited amount of shelf space and promotional resources, and there is intense competition for shelf space and promotional support from retailers. Some distributors control access to shelf space of certain retailers, and termination of the Company's relationship with a particular distributor may prevent the Company from obtaining shelf space in some retail outlets. As a result, retailers and distributors increasingly are in a better position to negotiate favorable terms of sale, including price discounts and product-return policies. Since task-specific applications for small businesses constitute a relatively small percentage of these retailers' sales volumes, there can be no assurance that such retailers will continue to purchase the Company's products or provide the Company's products with high quality and adequate levels of shelf space and promotional support. The Company has nonexclusive arrangements with its distributors and retailers which generally do not require minimum purchases of the Company's products and which may be terminated at any time. In addition, other types of retail outlets and methods of product distribution may become important in the future, such as the Internet, online services, and other electronic distribution services. The Company's success will depend, in part, upon its ability to maintain access to existing channels of distribution and gain access to new channels if and when they develop.

Dependence on the Internet
The success of the Company's future mailing-related products and services may rely on Internet distribution. The failure of Internet usage to grow could have a material adverse effect on the Company.

Customer Concentration; Credit Risk
The Company sells its products principally to a limited number of major retailers and to distributors for resale to retailers. Such sales have constituted, and may continue to constitute, a majority of the Company's net revenues. In 1997, one distributor accounted for 61% of net revenues, and one retailer accounted for 20% of net revenues. None of the Company's distributors or retailers has a minimum purchase obligation. The loss of, or significant reduction in, sales volume attributable to any of the Company's principal distributors or retail accounts could materially and adversely affect the Company.

The Company's sales are made on credit terms, and the Company does not hold collateral to secure payment. Although the Company currently maintains accounts receivable insurance that covers a portion of its accounts, there can be no assurance that the Company will be able to maintain or increase such insurance on acceptable terms or at all. The inability to collect any significant receivable in a timely manner could adversely affect the Company.

A majority of the Company's software sales are made through retailers. The Company could be adversely affected if an alternative channel for distribution of software were to become a major vehicle for distributing software.

Risk of Product Returns
The Company has various stock balancing terms with distributors and retailers that allow distributors and retailers certain rights to return products. There can be no assurance that retailers and distributors will not seek and obtain additional return and credit rights. The Company also provides end users with a 30-day money-back guarantee. It is difficult for the Company to ascertain current demand for its existing products, predict demand for newly introduced products or verify that inventories are appropriate for actual demand levels. Accordingly, the Company is exposed to the risk of product returns from retailers and distributors, particularly during times of product transition. In addition, promotional or other activities of competitors could cause returns to increase sharply at any time. The Company establishes reserves based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products, and other factors. Product returns that exceed the Company's reserves could adversely affect the Company's operating results and financial condition.

Dependence on External Coding Contractors
The Company generally develops internally the specifications for both new products and updates of its existing products. The Company relies primarily on three independent firms to perform the majority of the coding for its software products, including coding for new products and bug fixes, maintenance and updates for existing products. While the Company generally owns the code that is developed by these firms, the base code used in developing the Company's brochures and business cards products is owned by the third-party coder, subject to a non-exclusive license to the Company. Although the agreement with that firm contains various protective terms, there can be no assurance that such provisions will effectively protect the Company's interests. The need to update the Company's products over time, both for enhanced functionality and to take advantage of new operating platforms, increases the Company's dependence on these third-party coders. The Company may have less control over the scheduling and quality of the work of independent coders than it does over its own employees, and there can be no assurance that such coders will complete products for the Company on a timely basis, within acceptable guidelines, or at all. In addition, many independent coders have limited financial resources, which exposes the Company to the risk that such coders may go out of business prior to completing a project or require larger pre-payments from the Company.
As independent coders are in high demand, there can be no assurance that independent coders, including those which have developed products for the Company in the past, will be available to provide coding services to the Company in the future. The Company has compensated third-party coders primarily through royalty payments, which have been partially prepaid to cover their costs. Even if the Company is able to secure coding services, increased demand for these services may allow third-party coders to negotiate more advantageous terms. There can be no assurance that the Company will be able to obtain or renew such coding agreements on favorable terms, or at all.

Capitalized Software Production Costs
The Company makes payments to third party developers for software production costs. These payments are capitalized upon the establishment of technological feasibility, which is defined by the Company as the completion of a detailed design specification of the software and are amortized to cost of revenues during the period that the related product revenues are recognized. The on-going assessment of the realizability of these costs requires considerable judgment related to anticipated future product revenues, estimated economic lives, and changes in hardware and software technology. In the event that the future product revenues do not meet the anticipated forecasts, the unamortized software production costs could adversely affect the Company's financial statements. For example, the Company had a writeoff of $1,296,000 in 1997.

Dependence on Third-Party Service Providers and Supplies
The Company relies on external service providers to perform most of its customer technical support and product assembly functions. One independent firm provides substantially all customer technical support for the Company's software products. The Company's agreement with this firm is terminable on 30 days' notice by either party. This contractor also provides services to several larger companies, and there can be no assurance that demands from such companies or other factors will not result in termination by such contractor of its relationship with the Company. The unavailability of such firm to perform customer technical support for the Company would result in significant disruption to the Company's operations, could lead to customer dissatisfaction and could have a material adverse effect on the Company. The Company relies on two printers for packaging and two assembly houses to assemble and package its products and has only limited sources for some of its supplies. The Company does not have contracts with such assembly houses or suppliers. All of the Company's inventory of packaging components is maintained at third-party facilities. The Company's ability to assemble and package its products is dependent on continued relationships with these third parties. The failure of such third-party vendors to continue to provide supplies and services to the Company on a timely basis could have a material adverse effect on the Company.

Dependence on Key Personnel
The Company's success depends to a significant extent on the performance and continued service of its senior management and certain key employees. Competition for highly skilled employees with technical, management, marketing, sales, product development, and other specialized skills is intense, and there can be no assurance that the Company will be successful in attracting and retaining such personnel. In addition, there can be no assurance that employees will not leave the Company or, after leaving, compete against the Company. The Company's failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on the Company.

Management of Growth
The Company has experienced periods of growth that have placed, and could continue to place, a significant strain on the Company's financial, management, and other resources. The Company may attempt to hire additional key personnel in high level management positions in the future. The Company's ability to manage its growth effectively will require it to continue to improve its operations and financial management information systems, and to attract, train, motivate, manage, and retain key employees. If the Company's management were to become unable to manage growth effectively, the Company could be adversely affected.

Limited Protection of Intellectual Property and Proprietary Rights
The Company relies primarily on a combination of trademarks, copyright and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. The Company does not include in its products any mechanism to prevent or inhibit unauthorized copying. Unauthorized copying occurs within the software industry, and if a significant amount of unauthorized copying of the Company's products were to occur, the Company could be adversely affected. In addition, as the number of software products in the industry increases and the functionality of these products further overlaps, software developers, and publishers may increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Use of third-party coders may increase the risk of infringement. In the event that the Company's third party coders were to use infringing code in the Company's products, the Company could be required to pay damage or be subject to an injunction to prevent the Company from shipping its products. The third-party coders' liability to the Company for any infringement of copyrights, trade secrets, or patents is contractually limited to amounts received from the Company. Although the Company has not been the target of any actual, pending, or threatened intellectual property litigation, there has been substantial litigation regarding copyright, trademark, and other intellectual property rights involving computer software companies. Any such claims or litigation, with or without merit, could be costly and a diversion of management's attention, which could have a material adverse effect on the Company. Adverse determinations in such claims or litigation could also have a material adverse effect on the Company.

As part of the Company's general branding strategy, it attempts to limit the use of the "My" prefix by others in the software field. If the Company is unsuccessful in these efforts, the value of the Company's brand could be materially impacted.

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

ITEM 2. PROPERTIES

As of December 31, 1997 MySoftware leased approximately 20,000 square feet of office space in Palo Alto, California, which facility includes its executive offices, marketing, sales, product development, and customer support. In addition, the Company also leased approximately 3,000 square feet of office space in San Francisco for its marketing, product development, and Web selling group for its Internet products. The Company entered into an agreement to lease its facilities under a certain non-cancelable operating lease extending through 2000.


ITEM 3. LEGAL PROCEEDINGS

MySoftware is not a party to any legal proceedings.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Since the Company's initial public offering of its Common Stock on June 15, 1995, the Company's Common Stock has been traded on the Nasdaq National Market (Nasdaq") under the symbol "MYSW." As of December 31, 1997 there were 45 record holders of the Company's Common Stock. As of the same date, 4,235,856 shares of Common Stock were outstanding out of 20,000,000 shares of Common Stock authorized.

The following table sets forth the range of high and low sales prices per share of Common Stock for each of the periods indicated, as reported by Nasdaq.


                                        High        Low
_________________________________________________________
1995 by quarter:
Second                                  $14.25      $12.00
Third                                    14.50       10.50
Fourth                                   15.50       10.50

1996 by quarter:
First                                   $13.25      $ 4.63
Second                                    9.25        5.75
Third                                     6.50        3.50
Fourth                                    5.25        3.50

1997 by quarter:
First                                   $4.38       $ 2.25
Second                                   3.25         2.06
Third                                    2.48         1.56
Fourth                                   4.25         1.88


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

ITEM 6. MANAGEMENT'S DISCUSSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
MySoftware designs, markets and supports a family of leading task-specific software applications for small businesses, including home-based businesses. The Company provides users with powerful, easy-to-learn and easy-to-use solutions for business mailers, including tools for mail list management, tools for postage cost savings and tools for creating brochures, stationery, and postcards. The Company also provides productivity tools for labels, invoices/estimates, Internet home pages, Web-based resumes and Web-based calendars. The Company's products are fully featured to meet the requirements of a particular task, yet they are easy to learn and easy to use. MySoftware places significant emphasis on consumer marketing techniques in developing products and building brand awareness. The Company's products are distributed primarily through computer software and office supply retailers, and are currently sold in approximately 5,000 stores throughout the United States and Canada.

Fiscal 1997 was a period during which the Company continued to emphasize investment in product development and to introduce new products both within existing software product categories and in its Internet tools category. MySoftware introduced three new products under the ProVenture brand in June 1997 - Custom Business Stationery, Mail Tools and Billing Solution - and introduced MyMailList & Address Book in December 1997. The Company also introduced two new Internet-related products under the Pacifica brand:
Professional WebResume in August 1997 and WebCalendar in November 1997.

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

NET REVENUES
MySoftware's net revenues decreased 4% to $12.4 million in 1997, compared to $12.9 million in 1996. The Company's net revenues decreased 4% in 1996 from $13.4 million in 1995. The Company generates revenues primarily through the sale of software products to retailers and to distributors for resale to retailers. Approximately 5% of software sales are made directly to end-users. Additional revenues are generated by sales of complementary products, such as address-correction CD-ROM's, invoice forms and checks, and other supplies and related services. The Company also earns revenues from sales of its products by strategic partners who typically bundle MySoftware products with their own to offer their small business customers a premium. Sales of software products represented 81.3%, 81.6% and 85.2% of net revenues in 1997, 1996 and 1995 respectively.

The decrease in net revenues in 1997 compared to 1996 was primarily the result of softness in the retail market for the Company's products. The decrease in net revenues in 1996 compared to 1995 was primarily the result of uncertainty in the retail channel, which resulted in decreased sales in the fourth quarter of 1996.


GROSS PROFITS
The Company's gross profit margins were 53.6% in 1997, compared to 69.3% in 1996 and 74.7% in 1995. The decline in gross profit margin in 1997 from 1996 was primarily due to the write-off of software production costs related to product development. Software margins declined in 1996 compared to 1995 primarily due to a change in the freight arrangements with certain customers.

PRODUCT DEVELOPMENT EXPENSES
The Company's product development expenses were $2.2 million in 1997, compared to $2.0 million in 1996 and $1.3 million in 1995. As a percent of net revenues, product development expenses were 18.0% in 1997, compared to 15.4% in 1996 and 10.0% in 1995. The increases in both 1997 and 1996 from the previous years were primarily the result of lower revenues and the increased expense of developing new products in both existing and new product categories.

Much of the Company's product development costs are coding costs paid to outside contractors. These costs have been capitalized and amortized to the cost of revenues as the corresponding products are sold. The Company includes the costs of identifying and validating product concepts and features in sales and marketing expenses.

SALES AND MARKETING EXPENSES
Sales and marketing expenses were $6.4 million in 1997, compared to $6.3 million in 1996 and $5.2 million in 1995, representing 51.5%, 48.7% and 39.0% of net revenues, respectively. Sales and marketing expenses have increased over time to support the Company's expansion of products and increase its brand name recognition. The increases in these expenses as a percentage of net revenues in both 1997 and 1996 from the previous years were primarily because of the Company's efforts to introduce new products.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses were $2.2 million in 1997, $1.8 million in 1996 and $1.4 million in 1995, representing 17.7%, 14.2% and 10.7% of net revenues, respectively. The increases in general and administrative expenses in 1997 compared to 1996 and in 1996 compared to 1995 are attributable to expenses incurred to support the Company's creation of a division in San Francisco to publish Internet-related products. In 1997, the Company incurred $193,000 of restructuring expenses associated with the closing of the San Francisco division.

ACQUIRED TECHNOLOGY
In January of 1996, the Company wrote off acquired technology in the amount of $255,000, resulting from the Company's acquisition of technology which had not reached technological feasibility from MediaTech, Inc., an Internet publishing tools company.

INTEREST INCOME
Interest income was $309,000 in 1997, compared to $397,000 in 1996 and $277,000 in 1995. The decrease in interest income in 1997 from 1996 was the result of lower average cash balances during the year. The increase in 1996 from 1995 was attributable to the investment of the proceeds of the Company's initial public offering in June 1995.

PROVISION FOR INCOME TAXES AND PRO FORMA INCOME TAXES
Based on the results of the current year operations and uncertainty of future realization of the deferred tax assets, the Company's management does not believe that it is likely that the sufficient future taxable income will be generated to realize all of the net deferred tax assets. Accordingly, a full valuation allowance was established in 1997.

On June 15, 1995, the Company terminated its status as a Subchapter S corporation. During the remainder of 1995, the Company was fully subject to federal and state income taxes. The pro forma income taxes reflect provisions for income taxes as if the Company had been a C corporation, fully subject to federal and state income taxes, during all of 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES
The Company's primary sources of financing have been net cash from operations, and in 1995, the proceeds from its initial public offering of common stock. Operating activities used cash of $1.3 million in 1997, and generated cash of $1.4 million in 1996 and $1.2 million in 1995. The Company's cash and cash equivalents balance was $5.0 million on December 31, 1997.

RECENT ACCOUNTING PRONOUNCEMENT

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 establishes standards relating to the recognition of all aspects of software revenue. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of SOP 97-2 on its revenue recognition policy or its results of operations.

YEAR 2000 ISSUES
The Company has considered the impact of Year 2000 on its computer systems and applications and has developed a remediation plan. Conversion and testing activities are in process and the Company expects to complete the process within a reasonable time. Expenditure in 1997 was not material and the expenditures in 1998 and 1999 are also not expected to be material.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements included herein beginning on page 28.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
Information with respect to Directors may be found in the section captioned "Election of Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 21, 1998. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

The executive officers of the Company as of March 26, 1998 are as follows:

        NAME                AGE               POSITION
-----------------------   -------   ---------------------------------------

Gregory W. Slayton           38     President, Chief Executive Officer and
                                    Director

Thomas C. Hoster             47     Vice President and Chief Financial Officer
                                    and Secretary


A biography of the principal occupation for the past five years of each of the executive officers is provided below.

Gregory W. Slayton joined the Company as President and Chief Executive Officer and has served as a member of the Company's Board of Directors since December 1997. Mr. Slayton has been a director of Synesis Management Consulting since July 1997 and of Digital Oil Technologies since August 1997. From March 1996 to July 1997, Mr. Slayton was the President, Chief Operating Officer, and a member of the Board for ParaGraph International. From December 1995 to March 1996, Mr. Slayton also served as the Interim President and Chief Executive Officer of Velocity, Inc. Mr. Slayton co-founded Worlds, Inc. in August 1994 and served as Senior Vice President and Chief Financial Officer from its inception to November 1995. Prior to founding Worlds, Inc., Mr. Slayton served as Vice President and Chief Financial Officer at Paramount Technology Group of Paramount Communications Inc. Prior to that time, Mr. Slayton was a management consultant with McKinsey & Company for four years. Mr. Slayton holds a Bachelors of Arts in Economics from Dartmouth College magna cum laude and a Masters of Business Administration with Honors from Harvard Business School.

Thomas C. Hoster has served as Vice President and Chief Financial Officer since joining the Company in July 1996 and as its Secretary since May 1997. Prior to that time, Mr. Hoster held a number of Finance and Administration positions at Octel Communications Corporation, a manufacturer of voice mail equipment, including Treasurer, Director of Investor Relations, General Manager of Octel Capital, and Director of Customer Administration. Prior to that, Mr. Hoster was Executive Vice President of Mid-America Federal in Columbus, Ohio, and Vice President of Chemical Bank in New York. Mr. Hoster has a Bachelors in Electrical Engineering from Princeton University and a Masters of Business Administration from Stanford University.

ITEM 10. EXECUTIVE COMPENSATION

Information with respect to this item will be set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 1998, and is incorporated herein by reference.



ITEM 11. SECURITIES OF OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to this item will be set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 1998, and is incorporated herein by reference.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item will be set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 1998, and is incorporated herein by reference.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report

     1.  Financial Statements

         Independent Auditors' Report                         29

         Balance Sheets
         December 31, 1997 and 1996                           30

         Statements of Operations
         Years Ended December 31, 1997, 1996 and 1995         31

         Statements of Stockholders' Equity
         Years Ended December 31, 1997, 1996 and 1995         32

         Statements of Cash Flows
         Years Ended December 31, 1997, 1996 and 1995         33

         Notes to Financial Statements                        34


2.       Exhibits:

         See Exhibits Index on page 45. The Exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this report.

(b)  Reports on Form 8-K:

         No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, California, on the 26th day of March 1998.






                                  MYSOFTWARE COMPANY





                                  BY   /s/  Gregory W. Slayton
                                        --------------------------
                                        Gregory W. Slayton
                                        President and Chief Executive Officer

                                 SIGNATURES
                                 (Continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March 1998.


Signature                                          Title
--------------------------    -----------------------------------------------
/s/  David P. Mans            Chairman of the Board of Directors
--------------------------
     David P. Mans


/s/  Gregory W. Slayton       President, Chief Executive Officer and Director
--------------------------
     Gregory W. Slayton       (Principal Executive Officer)


/s/  Thomas C. Hoster          Vice President and Chief Financial Officer
--------------------------
     Thomas C. Hoster          (Principal Financial and Accounting Officer)


/s/  James F. Willenborg       Director
--------------------------
     James F. Willenborg


/s/  Donald F. Wood            Director
--------------------------
     Donald F. Wood


/s/  John J. Katsaros          Director
--------------------------
     John J. Katsaros

                            FINANCIAL STATEMENTS

As required under Item 7. Financial Statements and Supplementary Data, the financial statements of the Company are provided in this separate section. The financial statements included in this section are as follows:


                                                              Sequentially
                                                                  Numbered
Financial Statement Description                                       Page
---------------------------------------------------------------------------
   Independent Auditors' Report                                        29

   Balance Sheets
   December 31, 1997 and 1996                                          30

   Statements of Operations
   Years Ended December 31, 1997, 1996 and 1995                        31

   Statements of Stockholders' Equity
   Years Ended December 31, 1997, 1996 and 1995                        32


   Statements of Cash Flows
   Years Ended December 31, 1997, 1996 and 1995                        33


   Notes to Financial Statements                                       34

                      INDEPENDENT AUDITOR'S REPORT



The Board of Directors
MySoftware Company:


We have audited the accompanying balance sheets of MySoftware Company as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MySoftware Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                         KPMG Peat Marwick LLP


                                         Mountain View, California
                                         February 6, 1998



                              MYSOFTWARE COMPANY

                                BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996

                                                    1997          1996
                                                ------------   -----------

  Assets
  Current assets:
    Cash and cash equivalents                    $  5,034,828   $  7,718,441
    Accounts receivable, net                        1,031,286      1,242,226
    Inventories                                       620,781        596,136
    Other current assets                            1,019,089        820,588
    Deferred income taxes                               ---          307,733
                                                 ------------   ------------
      Total current assets                          7,705,984     10,685,124

  Property and equipment, net                         278,287        354,482
  Other assets                                        674,131      1,369,593
                                                 ------------   ------------
        Total assets                             $  8,658,402   $ 12,409,199
                                                 ============   ============

  Liabilities and Stockholders' Equity
  Current liabilities:
    Accounts payable                             $    848,045   $    729,467
    Accrued compensation                              464,379        388,394
    Other accrued liabilities                       2,654,839      2,550,781
                                                 ------------   ------------
      Total current liabilities                     3,967,263      3,668,642
  Deferred income taxes                                ---            25,388

  Stockholders' equity:
    Preferred stock: $0.001 par value; 2,000,000
      shares authorized; none outstanding              ---             ---
    Common stock: $0.001 par value; 20,000,000
      shares authorized; 4,235,856 and 4,233,366
      shares issued and outstanding, respectively       4,236          4,234
    Additional paid-in capital                      8,568,393      8,561,503
    Retained earnings (accumulated deficit)        (3,881,490)       149,432
                                                 ------------   ------------
      Total stockholders' equity                    4,691,139      8,715,169
                                                 ------------   ------------
      Total liabilities and stockholders' equity $  8,658,402   $ 12,409,199
                                                 ============   ============

See accompanying notes to financial statements.


                                MYSOFTWARE COMPANY

                             STATEMENTS OF OPERATIONS

                    YEARS ENDED DECEMBER 31, 1997, 1996 and 1995


                                         1997          1996         1995
                                    ------------- ------------- -------------
Net revenues                        $  12,353,090 $  12,872,575 $  13,398,955
Cost of revenues                        5,737,570     3,951,241     3,395,783
                                     ------------  ------------  ------------
    Gross profit                        6,615,520     8,921,334    10,003,172
                                     ------------  ------------  ------------

Operating expenses:
  Product development                   2,221,712     1,988,881     1,342,045
  Sales and marketing                   6,356,201     6,270,939     5,224,470
  General and administrative            2,184,769     1,831,183     1,434,058
  Restructuring charge                    193,000        ---           ---
  Write-off of acquired technology          ---         255,000        ---
                                     ------------  ------------  ------------
     Total operating expenses          10,955,682    10,346,003     8,000,573
                                     ------------  ------------  ------------
     Operating income (loss)           (4,340,162)   (1,424,669)    2,002,599

Interest income, net                      309,240       397,586       276,726
                                     ------------  ------------  ------------
    Income (loss) before taxes         (4,030,922)   (1,027,083)    2,279,325

Income tax expense (benefit)                ---         (72,000)      304,158
                                     ------------  ------------  ------------
    Net income (loss)               $  (4,030,922) $   (955,083) $  1,975,167
                                    =============  ============  ============
    Net loss per share-basic
     and diluted                    $       (0.95) $      (0.23)
                                    =============  ============
    Shares used in computing net
     loss per share-basic
     and diluted                        4,233,366     4,233,486
                                    =============  ============

Pro forma net income data (unaudited):
  Income before taxes as reported                                $  2,279,325
  Pro forma income taxes                                              809,160
                                                                 ------------
    Pro forma net income                                         $  1,470,165
                                                                 ============
  Pro forma net income per share-basic                           $       0.39
                                                                 ============
  Pro forma net income per share-diluted                         $       0.37
                                                                 ============
  Shares used in computing pro forma net income
     per share-basic                                                3,711,307
                                                                 ============
  Shares used in computing pro forma net income
     per share-diluted                                              3,937,948
                                                                 ============

See accompanying notes to financial statements.



                              MYSOFTWARE COMPANY

                        STATEMENTS OF STOCKHOLDERS' EQUITY

                   YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

                                                    Retained
                                       Additional   Earnings        Total
                         Common Stock    Paid-in  (Accumulated) Stockholders'
                        Shares   Amount  Capital    Deficit)       Equity
                      -------------------------------------------------------
Balances as of
 December 31, 1994     3,218,530 $ 3,219 $   250,110 $   730,171  $   983,500

Stockholder distributions ---       ---   (1,214,560) (1,600,823)  (2,815,383)
Initial public offering,
 net of issuance costs 1,000,000   1,000   9,439,375       ---      9,440,375

Exercise of stock
 options                  12,836      13      22,541       ---         22,554

Tax benefit from
 exercise of options      ---       ---       64,037       ---         64,037
Net income                ---       ---        ---     1,975,167    1,975,167
                      ---------- -------  ----------  ----------  -----------
Balances as of
 December 31, 1995     4,231,366   4,232   8,561,503   1,104,515    9,670,250

Exercise of stock
 options                   2,000       2       ---         ---              2
Net loss                     ---     ---       ---      (955,083)    (955,083)
                      ---------- -------  ----------  ----------  -----------
Balances as of
 December 31, 1996     4,233,366   4,234   8,561,503     149,432    8,715,169

Exercise of stock
 options                   2,500       2       6,890       ---          6,892
Net loss                     ---     ---         ---  (4,030,922)  (4,030,922)
                      ---------- -------  ----------  ----------  -----------
Balances as of
 December 31, 1997     4,235,866 $ 4,236 $ 8,568,393 $(3,881,490) $ 4,691,139
                      ========== =======  ==========  ==========  ===========

See accompanying notes to financial statements.



                              MYSOFTWARE COMPANY

                            STATEMENTS OF CASH FLOWS

                   YEARS ENDED DECEMBER 31, 1997, 1996 and 1995

Cash flows from operating activities:        1997        1996        1995
                                        ------------- ----------- -----------
Net income (loss)                       $ (4,030,922) $ (955,083) $ 1,975,167
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
 Depreciation and amortization             2,117,859     658,478      292,845
 Provisions for returns and doubtful
  accounts                                   (57,002)  1,594,777    1,235,000
 Deferred income taxes                       282,345     149,460     (431,805)
 Changes in operating assets and liabilities:
  Accounts receivable                         35,023     595,256   (2,489,294)
  Inventories                                (24,645)   (147,623)    (168,232)
  Other assets                              (199,001)   (667,438)    (139,833)
  Accounts payable                           118,578     (47,924)     295,530
  Deferred officers' compensation               ---      (52,922)     (56,778)
  Deferred income taxes                      (25,388)       ---          ---
  Accrued compensation                        75,985      46,323       78,978
  Other accrued liabilities                  362,364     238,766      593,208
                                          ----------   ---------   ----------
    Net cash provided by (used for)
     operating activities                 (1,344,804)  1,412,070    1,184,786
                                          ----------   ---------   ----------

Cash flows from investing activities:
Additions to property and equipment          (55,520)   (234,838)    (219,912)
Software production costs and other assets(1,290,180) (1,253,117)    (742,419)
                                          ----------   ---------   ----------
    Net cash used for investing activities(1,345,700) (1,487,955)    (962,331)
                                          ----------   ---------   ----------

Cash flows from financing activities:
Proceeds from exercise of stock options        6,892           2       22,554
Stockholder distributions                       ---        ---     (2,815,383)
Proceeds from IPO, net of issuance costs        ---        ---      9,440,375
                                          ----------   ---------   ----------
    Net cash provided by financing
     activities                                6,892           2    6,647,546
                                          ----------   ---------   ----------
Net increase (decrease) in cash and cash
 equivalents                              (2,683,612)    (75,883)   6,870,001

Cash and cash equivalents at beginning
 of year                                   7,718,441   7,794,324      924,323
                                          ----------   ---------   ----------

Cash and cash equivalents at end of year $ 5,034,829 $ 7,718,441  $ 7,794,324
                                         =========== ===========  ===========

See accompanying notes to financial statements.

                            MYSOFTWARE COMPANY

                       NOTES TO FINANCIAL STATEMENTS

               YEARS ENDED DECEMBER 31, 1997, 1996 and 1995


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

MySoftware Company (the Company) develops, manufactures and markets small business application programs. The Company sells its products primarily through distributors and retail dealers.

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

Inventories

Inventories, comprising finished goods and packaging materials, are stated at the lower of first-in, first-out cost or market.

Property and Equipment

Property and equipment, comprised primarily of computer equipment and furniture, are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, which are generally three to five years.

The Company reviews the recoverability of the carrying amount of its property and equipment assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In the event that facts and circumstances indicate that the carrying amount of assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value is required. Fair value is determined by reference to discounted future cash flows over the remaining useful life of the related asset.

                          MYSOFTWARE COMPANY

Software Development Costs

In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Cost of Capitalized Software to be Sold, Leased, or Otherwise Marketed, the Company capitalizes its internal software development costs after technological feasibility has been established. Such amounts to date have not been significant.

The Company makes payments to third party developers for software production costs. These payments are capitalized upon the establishment of technological feasibility, which is defined by the Company as the completion of a detailed design specification of the software and are amortized to cost of revenues during the period that the related product revenues are recognized. The ongoing assessment of the realizability of the costs requires considerable judgment related to anticipated future product revenues, estimated economic life, and changes in hardware and software technology. The capitalized amounts paid to third party developers for the years ended December 31, 1997, 1996 and 1995 aggregated $1,179,660, $1,197,217 and $742,419, respectively.
Accumulated amortization aggregated $861,303 as of December 31, 1997.

Amortization of these software production costs is provided on a product-by-product basis. Annual amortization is the greater of the amount computed using the ratio of current product revenue to the total of current and anticipated future product revenue or the straight-line method over the remaining estimated economic lives of two years. Amortization expenses for the years ended December 31, 1997, 1996 and 1995, aggregated $1,986,143, $538,390 and $241,492, of which a writeoff of $1,296,000 software production cost was included in 1997's expense. The writeoff was related to certain products that are not strategic to the Company's future strategy.

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

The Company elected to be treated as an S corporation for federal and state income tax reporting purposes through June 15, 1995. Federal and state income taxes on the income of an S corporation are generally payable by the

                             MYSOFTWARE COMPANY
individual stockholders rather than the corporation. Accordingly, only the California S corporation franchise tax has been provided through the termination of the S corporation status in June 1995.

The Company's S corporation status terminated upon the closing of the initial public offering (IPO) of its common stock. The accompanying statement of operations for the year ended December 31, 1995 include provisions for income taxes on an unaudited pro forma basis as if the Company were a C corporation, fully subject to federal and state income taxes.

Net Income (Loss) Per Share and Pro Forma Net Income Per Share

During 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with potentially dilutive securities, such as options, diluted EPS.

Basic earnings per share is computed using the weighted average number of shares of common stock and convertible preferred stock outstanding. Diluted earnings per share is computed using the weighted average number of shares of common stock outstanding and when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method. In 1995, dilutive common equivalent shares amounted to 166,641 shares, of which 86,641 shares related to options outstanding and 80,000 shares related to shares deemed outstanding to fund final S corporation stockholder distribution.

Effective February 3, 1998, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 98, which changes the calculation of earnings per share in the period prior to initial public offerings as previously applied under SAB No. 83. When a registrant issued common stock, warrants, options, or other potentially dilutive instruments for consideration or with exercise prices below the initial public offering price, within a one year period prior to the initial filing of a registration statement relating to an initial public offering, SAB No. 83 required such equity instruments to be treated as outstanding for all prior periods using the anticipated initial public offering price and the treasury stock method. Under SAB No. 98, when common stock, options, warrants, or other potentially dilutive instruments have been issued for nominal consideration during the periods covered by income statements in the filing, those nominal issuances are to be reflected in earnings per share calculations for all periods presented. Based on the Company's current understanding of the definition of "nominal consideration," the Company has concluded that during all periods prior to the Company's initial public offering, no equity instruments were issued for nominal consideration. Net income per share for periods prior to the Company's initial public offering have also been restated in accordance with SAB No. 98.

Stock-Based Compensation

The Company accounts for its stock option plans using the intrinsic value method.

Fair Value of Financial Instruments

The fair value of the Company's cash, receivables, and accounts payable approximate the carrying amount due to the relatively short maturity of these items.

                          MYSOFTWARE COMPANY

Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The Company is currently evaluating the operating segment information that it will be required to report. The Company will be required to implement SFAS No. 131 for its fiscal year 1998.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, "Software Revenue Recognition." SOP 97-2 establishes standards relating to the recognition of all aspects of software revenue. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has not yet determined the impact of SOP 97-2 on its revenue recognition policy or its results of operations.

Reclassifications

Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 and 1997 financial statement presentation.

2.  BALANCE SHEET COMPONENTS

     Accounts Receivable

     A summary of accounts receivable follows:

                                                      December 31,
                                             ------------------------------
                                                 1997             1996
                                             -------------    -------------
        Accounts receivable                   $  2,310,338     $  2,345,361
        Allowance for returns and
         doubtful accounts                      (1,279,052)      (1,103,135)
                                             -------------    -------------
                                              $  1,031,286     $  1,242,226
                                             =============    =============

     Other Current Assets

     Other current assets consisted
      of the following:

                                                       December 31,
                                            --------------------------------
                                                  1997              1996
                                             --------------    -------------
        Prepaid income taxes                  $     958,151     $    693,722
        Other                                        60,938          126,866
                                             --------------    -------------
                                              $   1,019,089     $    820,588
                                             ==============    =============

                              MYSOFTWARE COMPANY

     Other Assets

     Other assets consisted of the following:

                                                         December 31,
                                                 ---------------------------
                                                      1997           1996
                                                 -------------  ------------
         Software production costs paid to
          third party contractors, net of
          accumulated amortization                $   642,047   $  1,307,118
         Deposits                                      32,084         31,584
         Software development costs                     ---           30,891
                                                 -------------  ------------
                                                  $   674,131    $ 1,369,593
                                                 =============  ============

     Other Accrued Liabilities

     A summary of other accrued liabilities
      follows:

                                                          December 31,
                                                 ----------------------------
                                                     1997            1996
                                                 -------------   ------------
          Customer prepayments                    $    853,196    $ 1,086,115
          Accrued advertising                          250,444        430,392
          Accrued technical support                    151,000        127,000
          Deferred revenue                             516,510        375,114
          Other                                        883,689        532,160
                                                 -------------    -----------
                                                  $  2,654,839    $ 2,550,781
                                                 =============    ===========

3.  STOCKHOLDERS' EQUITY

Stockholder Distributions

As an S corporation, the Company made distributions to its stockholders to provide them with funds to pay income taxes on corporate earnings. Prior to the completion of the IPO in June 1995, the Company declared a distribution payable to the current stockholders of the Company for amount representing a portion of the previous earned and undistributed S corporation earnings. The distribution was paid by the Company following the IPO after the amount of such taxes was determined.


Stock Options

In September 1994, the Company granted five key employees an aggregate of 235,000 common stock options at $1.50 per share, the fair market value of the Company's common stock on the date of grant. These options vested ratably over three years and expire 10 years from the grant date.

The Company adopted the 1995 Equity Incentive Plan (the Plan) in April 1995, and reserved 1,000,000 shares thereunder. The Plan provides for the grant of incentive stock options to employees of the Company and for the grant of nonstatutory stock options to employees and consultants of the Company.

                           MYSOFTWARE COMPANY

The Board of Directors administers the Plan and has the discretion to grant stock options. Exercise prices may not be less than 100% and 85% of the fair market value at the date of grant for incentive options and nonstatutory options, respectively. Options granted under the Plan generally vest over five years and expire after 10 years.

The Company adopted the 1995 Nonemployee Directors' Plan in April 1995 and reserved 200,000 shares thereunder. The Nonemployee Directors' Plan provides for the automatic grant of nonstatutory stock options to nonemployee directors of the Company at the fair market value of the common stock on the date of grant. The term of all options granted under the Nonemployee Directors' Plan may not exceed 10 years or the end of the director's status as director. In 1997, the Company granted 25,000 options under the Nonemployee Directors' Plan.

On September 12, 1996, the Company offered its employees a stock option repricing program that allowed employees to exchange on a one for one share basis any options priced above the September 17, 1996 closing price of MySoftware stock, which was $4.00. As a result, approximately 189,000 options were surrendered by eligible employees for repriced options. The vesting term for all these repriced options was extended by six months.

The following table summarizes all stock option activities for the 1995 Equity Incentive Plan, the 1995 Nonemployee Directors' Plan and 1994 stock option grants:


                                                              Weighted
                                                          average exercise
                                         Stock options     price per share
                                       ----------------  -------------------
Outstanding as of December 31, 1994           235,000        $     1.50

Granted                                       188,500              8.96
Expired or canceled                            (9,826)             7.73
Exercised                                     (12,836)             1.76
                                          -------------
Outstanding as of December 31, 1995           400,838              4.85

Granted                                       380,450              4.68
Expired or canceled                          (220,531)             7.96
Exercised                                      (2,000)             4.00
                                          -------------
Outstanding as of December 31, 1996           558,757              3.51

Granted                                       584,000              2.48
Expired or canceled                          (103,557)             3.73
Exercised                                      (2,500)             1.50
                                          -------------
Outstanding as of December 31, 1997         1,036,700              2.91
                                          =============

Available for grant at:
     December 31, 1997                        380,964
                                          =============

                             MYSOFTWARE COMPANY

The following table summarizes information about stock options outstanding as of December 31, 1997:


                   Options Outstanding                 Options Exercisable
          -----------------------------------------  ------------------------
 Range of             Weighted-Avg.     Weighted-                Weighted-Avg.
 Exercise   Number      Remaining        Average          Number    Exercise
  Prices  Outstanding Contractual Life Exercise Price   Exercisable   Price
--------- ----------- ---------------- --------------   ----------  ---------
$   1.50       210,510    7.50 years      $  1.50         210,510    $   1.50
 1.80 - 2.75   549,969    9.70               2.48          43,748        2.65
 4.00 - 6.00   256,221    8.67               4.27          82,692        4.25
   12.25        20,000    7.83              12.25          10,833       12.25
             ---------                                    -------
$ 1.50-12.25 1,036,700    8.96            $  2.91         347,783    $   2.63



The Company applies the intrinsic value method in accounting for its stock option plans and, accordingly, has not recognized compensation cost. If the Company had elected to recognize compensation cost based on the fair value of the option granted at grant date as prescribed by SFAS No. 123, net income
(loss) and earnings per share would have been changed to the pro forma amounts indicated in the table below (in thousands except per share amounts):

                                              1997         1996       1995
                                           ----------   ----------  ---------
Net income (loss):
    As reported (pro forma for 1995)        $ (4,031)    $   (955)   $ 1,470
     Pro forma                                (4,514)      (1,277)     1,277

Net income (loss) per share-diluted:
    As reported (pro forma for 1995)        $  (0.95)    $  (0.23)   $  0.37
     Pro forma                                 (1.07)       (0.30)      0.32


The effects of applying SFAS No. 123 for disclosing compensation cost may not be representative of the effects on reported net income (loss) for future years because pro forma net income (loss) reflects compensation costs only for stock options granted in 1997, 1996 and 1995 and does not consider compensation cost for stock options granted prior to January 1, 1995.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

          Expected dividend yield                       -
          Expected stock price volatility             50.00%
          Risk-free interest rate                  5.49 - 6.22%
          Expected life of options                   5 years

The weighted-average fair value of options granted during 1997, 1996 and 1995 is $1.25, $2.44 and $4.54 per share, respectively.

                          MYSOFTWARE COMPANY

4.  INCOME TAXES

The components of income tax expense (benefit), as presented in the accompanying statements of operations, comprise federal taxes and state taxes. The pro forma provision for income taxes reflects the income tax expense that would have been reported if the Company had been a C corporation for all of 1995. The components of income taxes for the years ended December 31, 1997, 1996 and 1995, and the unaudited pro forma income taxes for the year ended December 31, 1995 are as follows:


                                           1997         1996         1995
                                       ------------ ------------ ------------
Income taxes:
  Current:
     Federal                            $ (282,345)  $ (221,459)  $   518,037
     State                                   ---          ---         153,889
                                       ------------ ------------ ------------
       Total current                      (282,345)    (221,459)      671,926
                                       ------------ ------------ ------------
  Deferred:
     Federal                               282,345       43,482      (325,828)
     State                                   ---        105,977      (105,977)
                                       ------------ ------------ ------------
       Total deferred                      282,345      149,459      (431,805)
                                       ------------ ------------ ------------
       Charge in lieu of income taxes
       for tax benefit from exercise
       of stock options                      ---           ---         64,037
                                       ------------ ------------ ------------
       Total income tax expense
       (benefit)                         $   ---      $ (72,000)   $  304,158
                                       ============ ============ ============

                                                                     1995
                                                                  -----------
Unaudited pro forma income taxes:
  Current:
     Federal                                                      $   725,987
     State                                                            166,705
                                                                  -----------
        Total current                                                 892,692
                                                                  -----------
  Deferred:
     Federal                                                         (117,699)
     State                                                            (29,870)
                                                                  -----------
        Total deferred                                               (147,569)
                                                                  -----------
        Charge in lieu of income taxes for tax
        benefit from exercise of stock options                         64,037
                                                                  -----------
        Total pro forma income taxes                              $   809,160
                                                                  ===========

The following tables reconcile the expected corporate federal income tax expense (benefit) computed by multiplying the Company's income (loss) before income taxes by 34% to the Company's income tax expense (benefit) for the years ended December 31, 1997, 1996 and 1995 and the unaudited pro forma income tax expense for the year ended December 31, 1995:

                           MYSOFTWARE COMPANY


                                            1997         1996        1995
                                        ------------- ----------- -----------
Expected income tax expense (benefit)  	$ (1,307,241) $ (349,208) $  774,971
State income taxes, net of federal
  tax effect                                     528      70,473      31,622
Utilization of losses                        282,345     281,600         -
S corporation benefit                            -          -       (182,896)
Establishment of net deferred tax assets
  in connection with the termination
  of S corporation status                        -          -       (325,827)
Research and development tax credits             -       (83,711)        -
Unutilized losses                          1,029,478        -            -
Other                                         57,890       8,846       6,288
                                        ------------- ----------- -----------
Actual income tax expense (benefit)              -    $  (72,000) $  304,158
                                        ============= =========== ===========

Expected pro forma income tax expense                             $  774,971
State income taxes, net of federal tax
  effect                                                              90,311
Research and development tax credits                                 (62,717)
Other, net                                                             6,595
                                                                  -----------
Pro forma income taxes                                            $  809,160
                                                                  ===========

The tax effects of temporary differences that give rise to significant portion of the net deferred tax assets as of December 31, 1997, 1996 and 1995 are as follows:


                                              1997         1996       1995
                                           ----------- ----------- ----------
Deferred tax assets:
Accruals and reserves                      $ 1,340,235  $  768,770  $ 448,921
Net operating loss carryforwards               489,843       6,314       -
Tax credit carryforwards                       468,533     107,781       -
                                           ----------- ----------- ----------
Total gross deferred tax assets	             2,298,611     882,865    448,921
Less valuation allowance                     2,298,611     575,132       -
                                           ----------- ----------- ----------
Deferred tax assets net of valuation
  allowance                                      -         307,733    448,921
Deferred tax liabilities:
Fixed assets                                     -          25,388     17,116
                                           ----------- ----------- ----------
Net deferred tax assets                    $     -      $  282,345  $ 431,805
                                           =========== =========== ==========

A valuation allowance of $2,298,611 was established in 1997 against deferred tax assets. Based on the results of the current year operations and uncertainty of future realization of the deferred tax assets, the Company's management does not believe that it is likely that the sufficient future taxable income will be generated to realize all of the net deferred tax assets.

As of December 31, 1997, the Company has federal and California net operating loss carryforwards of approximately $1,139,000 and $1,756,000, respectively, which expire in 2012 and 2002, respectively. The Company also has federal and California research and development tax credit carryforwards of approximately $271,000 and $152,000, respectively. The federal credits expire between 2010 and 2012. The Company also has federal minimum tax credit carryforwards of approximately $46,000.

                           MYSOFTWARE COMPANY

5.  MAJOR CUSTOMERS


The following tables summarizes sales to customers when sales to such customers exceeded 10% of revenues as well as the amounts due from these customers as a percentage of total gross accounts receivable.


                                            Years ended December 31,
                                     ---------------------------------------
Percentage of net revenues                1997         1996         1995
----------------------------------------------------------------------------
Customer A                                 37%          34%          28%
Customer B                                 20%          29%          23%



                                                          December 31,
                                                    ------------------------
Percentage of total accounts receivable as of         1997         1996
----------------------------------------------------------------------------
Customer A                                             61%          28%
Customer B                                             17%          43%



6.  COMMITMENTS

Leases

The Company entered into agreements to lease its facilities under certain noncancelable operating leases extending through 2000. Future minimum lease commitments under these leases are as follows:



           Years ending December 31,
         ----------------------------
                    1998                   $    501,023
                    1999                        513,824
                    2000                        164,657
                                            -----------
                                           $  1,179,504
                                            ===========


Rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $419,815, $263,000 and $223,000, respectively.

Royalties

Royalties are accrued based on net sales pursuant to agreements with external software developers of software products published by the Company. Royalty costs, generally 2% of related revenues subject to certain maximum payment amounts, are included in cost of revenues.

                           MYSOFTWARE COMPANY

Profit Sharing Plan

The Company's contributions to its employee profit sharing plan are made at the Company's discretion. Contributions amounted to $-0-, $33,000 and $164,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

                              EXHIBITS INDEX


Exhibit                                         Incorporated by Reference
Number	     Exhibit Description               Form        Date       Number
--------  --------------------------------  ---------  ---------   ----------
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

10.11     Amendment to the September 13, 1991
          Agreement between MySoftware and
          MicroCrafts, Inc., dated October 10,
          1994                                 S-1       6/20/95     10.11

                                EXHIBITS INDEX
                                 (CONTINUED)

Exhibit                                        Incorporated by Reference
Number	     Exhibit Description               Form         Date     Number
-------- ---------------------------------- ----------  --------- ----------
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

10.15    Software Purchase Agreement and
         Assignment of Copyright dated January
         15, 1996 by and between MySoftware
         and Mediatech, Inc.                  10-K      12/31/95     44

10.16    Amendment to Lease Agreement dated
         June 30, 1995                        10-K      12/31/95     54

10.17    Lease Agreement by and between
         MySoftware and Birmingham Properties,
         Inc. dated October 8, 1996           10-KSB    12/31/96     46

10.18    Third Amendment to Lease Agreement
         by and between MySoftware and Holvick
         Family Trust, dated January 31, 1997 10-KSB    12/31/96     77

23.1     Consent of KPMG Peat Marwick LLP      N/A        N/A       N/A

27.1     Financial Data Schedule               N/A        N/A       N/A

                             EXHIBIT 23.1

                     CONSENT OF INDEPENDENT AUDITOR




The Board of Directors
MySoftware Company

We consent to incorporation by reference in the registration statement (No. 33-91898) on Form S-8 of MySoftware Company of our report dated February 6, 1998, relating to the balance sheets of MySoftware Company as of December 31, 1997, and 1996, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, which report appears in the December 31, 1997 annual report on Form 10-KSB of MySoftware Company.




KPMG Peat Marwick LLP

Mountain View, California
March 26, 1998