Form 10QSB
period 1998-03-31
MYSOFTWARE CO
filed 1998-05-08
CIK 944950

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                         ____________________________


                                 FORM 10-QSB

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998

                                      OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number: 0-26008

                              MYSOFTWARE COMPANY

                       STATE OF INCORPORATION: DELAWARE
                    IRS EMPLOYER I.D. NUMBER:  77-0195362

                             2197 E. BAYSHORE ROAD
                              PALO ALTO, CA 94303
                                 (650) 473-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No


The number of shares outstanding of the registrant's common stock as of March 31, 1998 was 4,285,853.

Transitional Small Business Disclosure Format (check one):
Yes         No    X

                            MYSOFTWARE COMPANY

                               FORM 10-QSB

               For the Quarterly Period Ended March 31, 1998

                             Table of Contents


Part I. Financial Information                                         Page

  Item 1. Financial Statements

    a) Condensed Balance Sheets
       as of March 31, 1998 and December 31, 1997.......................3

    b) Condensed Statements of Operations
       for the three months ended March 31, 1998 and 1997...............4

    c) Condensed Statements of Cash Flows
       for the three months ended March 31, 1998 and 1997...............5

    d) Notes to Condensed Financial Statements..........................6

  Item 2. Management's Discussion and Analysis or Plan of Operation.....7


Part II. Other Information

  Item 2. Changes in Securities.........................................9

  Item 6. Exhibits and reports on form 8-K..............................9

Signatures.............................................................10


                       PART I. FINANCIAL INFORMATION
                        ITEM 1. FINANCIAL STATEMENTS

                            MYSOFTWARE COMPANY
                         CONDENSED BALANCE SHEETS
                   March 31, 1998 and December 31, 1997
                                (unaudited)

                               (in thousands)

                                                          1998        1997
                                                      -----------  ----------
ASSETS
  Current assets:
    Cash and cash equivalents                          $   4,801    $  5,035
    Accounts receivable, net                               1,162       1,031
    Inventories                                              454         621
    Other current assets                                   1,041       1,019
                                                      -----------  ----------
      Total current assets                                 7,458       7,706

  Property and equipment, net                                257         278
  Other assets                                               716         674
                                                      -----------  ----------
        Total assets                                   $   8,431    $  8,658
                                                      ===========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                   $     758    $    848
    Accrued compensation                                     406         464
    Other accrued liabilities                              2,696       2,655
                                                      -----------  ----------
      Total current liabilities                            3,860       3,967

  Stockholders' equity:
    Common stock                                               4           4
    Additional paid-in capital                             8,639       8,568
    Accumulated deficit                                   (4,072)     (3,881)
                                                      -----------  ----------
      Total stockholders' equity                           4,571       4,691
                                                      -----------  ----------
         Total liabilities and stockholders' equity    $   8,431    $  8,658
                                                      ===========  ==========

              See accompanying notes to financial statements.



                            MYSOFTWARE COMPANY
                    CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTHS ENDED
                         MARCH 31, 1998 AND 1997
                                (unaudited)

                  (in thousands, except per share data)


                                                         1998         1997
                                                      -----------  ----------

Net revenues                                           $   3,130    $  3,011
Cost of revenues                                           1,056         946
                                                      -----------  ----------
    Gross profit                                           2,074       2,065
                                                      -----------  ----------

Operating expenses:
  Product development                                        327         520
  Sales and marketing                                      1,482       1,683
  General and administrative                                 516         529
                                                       ----------  ----------
                                                           2,325       2,732
                                                       ----------  ----------
    Operating loss                                          (251)       (667)
Interest income, net                                          61          91
                                                       ----------  ----------
    Net loss                                            $   (190)   $   (576)
                                                       ==========  ==========

Net loss per share-basic and diluted                    $  (0.04)   $  (0.14)
                                                       ==========  ==========

  Shares used in computing
  net loss per share-basic and diluted                     4,257       4,233
                                                       ==========  ==========

             See accompanying notes to financial statements.



                             MYSOFTWARE COMPANY
                     CONDENSED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED
                          MARCH 31, 1998 AND 1997
                                (unaudited)

                               (in thousands)

                                                          1998        1997
                                                       ----------  ----------
Cash flows from operating activities:

  Net loss                                              $   (190)   $   (576)
  Adjustments to reconcile net loss to net
    cash used for operating activities:
    Depreciation and amortization                            184         176
    Provision for returns and doubtful accounts             (479)       (443)
    Changes in operating assets and liabilities:
      Accounts receivable                                    349        (430)
      Inventories                                            167          (5)
      Other assets                                           (10)         24
      Accounts payable                                       (90)        310
      Accrued compensation                                   (60)         12
      Other accrued liabilities                               41         144
                                                       -----------  ---------
        Net cash used for operating activities               (88)       (788)
                                                       -----------  ---------
Cash flows from investing activities:

  Additions to property and equipment                        ---         (23)
  Software production costs                                 (217)       (513)
                                                       -----------  ---------
        Net cash used for investing activities              (217)       (536)
                                                       -----------  ---------

Cash flows from financing activities:
   Proceeds from exercise of stock options                    71           7
                                                       -----------  ---------
        Net cash provided by financing activities             71           7
                                                       -----------  ---------

  Net decrease in cash and cash equivalents                 (234)     (1,317)

  Cash and cash equivalents at beginning of period         5,035       7,718
                                                       -----------  ---------
  Cash and cash equivalents at end of period            $  4,801     $ 6,401
                                                       ===========  =========

             See accompanying notes to financial statements.


                             MYSOFTWARE COMPANY
                        NOTES TO FINANCIAL STATEMENTS


1.  Basis of Presentation

In the opinion of management, the accompanying balance sheets, statements of operations, and statements of cash flows include all material adjustments necessary for their fair presentation. The interim results presented are not necessarily indicative of results for a full year. Certain reclassifications have been made for consistent presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB dated December 31, 1997.

2. Per Share Computation

Basic net loss per share is computed using the weighted average number of common shares outstanding during each period presented. Diluted net loss per share is computed using the weighted average number of shares of common stock and potential common stock using the treasury stock method, when dilutive. The weighted average number of common stock options of 86,376 and 73,988 for the three month periods ending March 31, 1998 and 1997, respectively, were not included in the computation of diluted loss per share because to do so would have been antidilutive for all periods presented.

3.  Revenue Recognition

For software transactions entered into beginning January 1, 1998, the Company adopted the American Institute of Certified Public Accountants' Statement of Position (SOP) No. 97-2, Software Revenue Recognition. SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The fair value of the element must be based on evidence that is specific to the vendor, and if no such evidence exists all revenue from the arrangement is deferred until all elements are delivered. The adoption of SOP 97-2 did not have a material impact on the Company's results of operations.

4.  Comprehensive Income

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (FASB) No. 130, Reporting of Comprehensive Income. FASB No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders. There were no material differences between net loss and comprehensive loss.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This discussion contains Forward Looking Statements, which are subject to certain risks and uncertainties, including without limitation those risks and uncertainties described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, which has been filed with the Securities and Exchange Commission.

Results of Operations

Net revenues for the three months ended March 31, 1998 increased $119,000, or
4.0 percent, to $3.1 million, compared with net revenues of $3.0 million for the corresponding quarter in 1997. The increase in net revenues primarily resulted from increased sales to retailers and distributors of the Company's existing product titles. During the quarter, the Company also benefited from sales of My Data Base, which was introduced in the first quarter of 1998.

Gross profit for the three months ended March 31, 1998 remained unchanged at $2.1 million, compared with the same period in 1997. Gross margin for the three months ended March 31, 1998 was 66.2 percent, compared to 68.6 percent for the same period in 1997. The decrease in the gross margin for the quarter was due primarily to lower gross margins in the Company's OEM sales. The Company's gross margins vary primarily due to changes in product mix, the timing and nature of promotional activities, changes in product return levels and the amortization of prepaid software production costs.

The Company's total operating expenses for the three months ended March 31, 1998 decreased 15 percent to $2.3 million from $2.7 million for the same period of 1997. The decrease in operating expenses resulted primarily from lower product development expenses as the Company has terminated further development on its Internet-based products. Product development expenses were down 37 percent to $327,000 in the three months ended March 31, 1998, compared to $520,000 in the same period of 1997. Sales and marketing expenses were down 12 percent to $1,482,000 in the three months ended March 31, 1998, compared to $1,683,000 in the same period of 1997. General and administrative expenses were down 2 percent to $516,000 in the three months ended March 31, 1998, compared to $529,000 in the same period of 1997.

Operating loss was $251,000 for the three months ended March 31, 1998, compared with an operating loss of $667,000 in the comparable period of 1997.

Interest income was $61,000 for the quarter ended March 31, 1998, compared to $91,000 for the comparable period of 1997. The decrease in interest income was due primarily to lower cash balances during the first quarter of 1998 compared to the first quarter of 1997.

The Company reported no income tax benefit or expense for the three months ended March 31, 1998, or the three months ended March 31, 1997. Based on the results of the current year operations and uncertainty of future realization of the deferred tax assets, the Company's management does not believe that it is sufficiently likely that the future taxable income will be generated to realize all of the net deferred tax assets.

The resulting net loss for the three months ended March 31, 1998 was $190,000, compared to a net loss of $576,000 in the comparable period in 1997.

The Company has experienced, and may continue to experience, significant fluctuations in operating results due to a variety of factors. These factors include: the size and rate of growth of the market for task-specific applications for small businesses and home offices and of the software market in general; market acceptance of the Company's products and those of its competitors; development and promotional expenses; product returns; changes in pricing policies by the Company and its competitors; accuracy of retailers' forecasts of consumer demand; the timing of orders from major retailer and distributor customers; cancellations or terminations by retail or distributor accounts; shelf space reductions; delays in shipment; and general market and economic conditions. For a more detailed discussion of certain risks and uncertainties related to the Company's business, see the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997, which has been filed with the Securities and Exchange Commission.

The Company's business has experienced and is expected to continue to experience significant seasonality, primarily due to retailer, distributor and end-user buying patterns. Typically, net revenues are weakest in the second and third quarters. The Company expects its net revenues and operating results to continue to reflect seasonality.


Liquidity and Capital Resources

Since its inception, the Company has financed its activities almost exclusively from cash generated by operations and contributions to capital by its stockholders. Except its initial public offering in June, 1995, the Company has not borrowed money or sold stock since 1988.

As of March 31, 1998, the Company had $4.8 million in cash and cash equivalents. The Company believes that its existing cash, ability to obtain additional credit, and cash generated by operations will be sufficient to meet its working capital needs at least through 1998.

                       PART II. OTHER INFORMATION



Item 2. Changes in Securities: None since registration

Item 6. Exhibits and reports on form 8-K: None

Items 1,3,4 and 5 are not applicable.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                             MySoftware Company




Date: May 8, 1998                            By: /s/ Gregory W. Slayton
                                                 Gregory W. Slayton
                                                 Chief Executive Officer