Form 10QSB
period 1998-06-30
MYSOFTWARE CO
filed 1998-08-06
CIK 944950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                          ____________________________


                                FORM 10-QSB

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998

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


The number of shares outstanding of the registrant's common stock as of June 30, 1998 was 4,403,685.

Transitional Small Business Disclosure Format (check one):
Yes          No    X

                           MYSOFTWARE COMPANY

                              FORM 10-QSB

               For the Quarterly Period Ended June 30, 1998

                            Table of Contents


Part I. Financial Information	Page

 Item 1. Financial Statements

   a) Condensed Balance Sheets
      as of June 30, 1998 and December 31, 1997                            3

   b) Condensed Statements of Operations
      for the three and six months ended June 30, 1998 and 1997            4

   c) Condensed Statements of Cash Flows
      for the six months ended  June 30, 1998 and 1997                     5

   d) Notes to Financial Statements                                        6


 Item 2. Management's Discussion and Analysis or Plan of Operation         8


Part II. Other Information

 Item 4. Submission of Matters to a Vote of Security Holders              11

 Item 6. Exhibits and Reports on Form 8-K                                 11

Signatures                                                                12


                      Part I. Financial Information
                      Item 1. Financial Statements

                           MYSOFTWARE COMPANY
                         CONDENSED BALANCE SHEETS
                    June 30, 1998 and December 31, 1997

                              (in thousands)

                                                 June 30,        December 31,
                                                   1998              1997
                                                -----------      ------------
                                                (Unaudited)        (Audited)
ASSETS
  Current assets:
    Cash and cash equivalents                    $    4,915        $    5,035
    Accounts receivable, net                          2,313             1,031
    Inventories                                         359               621
    Other current assets                                131             1,019
                                                 ----------        ----------
      Total current assets                            7,718             7,706

  Property and equipment, net                           223               278
  Other assets                                          745               674
                                                 ----------        ----------
        Total assets                             $    8,686        $    8,658
                                                 ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                             $      895        $      848
    Accrued compensation                                398               464
    Other accrued liabilities                         2,526             2,655
                                                 ----------        ----------
      Total current liabilities                       3,819             3,967

  Stockholders' equity:
    Preferred stock; $0.001 par value; 2,000,000
     shares authorized; none outstanding              ----               ----
    Common stock; $0.001 par value; 20,000,000
     shares authorized; 4,403,685 and 4,235,866
     shares issued and outstanding                        4                 4
    Deferred compensation expense                      (262)             ----
    Additional paid-in capital                        9,116             8,568
    Accumulated deficit                              (3,991)           (3,881)
                                                 ----------         ---------
      Total stockholders' equity                      4,867             4,691
                                                 ----------         ---------
  Total liabilities and stockholders' equity     $    8,686        $    8,658
                                                 ==========        ==========

               See accompanying notes to financial statements.


                           MYSOFTWARE COMPANY
                   CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND SIX MONTHS ENDED
                          JUNE 30, 1998 AND 1997
                             (Unaudited)

                  (in thousands except per share data)

                             Three Months Ended           Six Months Ended
                           ----------------------        -------------------
                           June 30,      June 30,        June 30,   June 30,
                            1998           1997            1998       1997
                           ---------    ---------        --------   --------
Net revenues                $  3,461     $  2,937        $  6,591   $  5,948
Cost of revenues                 927          811           1,983      1,757
                            --------     --------        --------   --------
  Gross profit                 2,534        2,126           4,608      4,191
                            --------     --------        --------   --------

Operating expenses:
  Product development            436          524             762      1,044
  Sales and marketing          1,460        1,378           2,942      3,061
  General and administrative     618          558           1,135      1,087
                            --------     ---------       ---------   --------
                               2,514        2,460           4,839      5,192
                            --------     ---------       ---------   --------
  Operating income (loss)         20         (334)           (231)    (1,001)
Interest income, net              61           80             122        171
                            --------     ---------       ---------   --------
  Income (loss) before taxes      81         (254)           (109)      (830)
                            --------     ---------       ---------   --------
    Net income (loss)       $     81     $   (254)       $   (109)   $  (830)
                            ========     =========       =========   ========

Basic net income (loss)
per share                   $   0.02     $  (0.06)       $  (0.03)   $ (0.20)
                            ========     =========       =========   ========

Shares used in computing basic
net income (loss) per share    4,381        4,233           4,320      4,233
                            ========     =========       =========   ========

Diluted net income (loss)
per share                   $   0.02     $  (0.06)       $  (0.03)   $ (0.20)
                            ========     =========       =========   ========

Shares used in computing diluted
net income (loss) per share    4,736        4,233           4,320      4,233
                            ========     =========       =========   ========

            See accompanying notes to financial statements.

                               MYSOFTWARE COMPANY
                      CONDENSED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1998 AND 1997
                                  (Unaudited)

                                 (in thousands)
                                                  Six Months Ended
                                                      June 30,
                                                 1998          1997
                                              ----------    ----------
Cash flows from operating activities:

  Net loss                                    $    (109)    $    (830)
  Adjustments to reconcile net loss to net
  cash used for operating activities:
   Depreciation and amortization                    406           366
   Provision for returns and doubtful accounts   (1,162)       (1,009)
   Changes in operating assets and liabilities:
    Accounts receivable                            (413)          349
    Inventories                                     262            21
    Other assets                                    897            (5)
    Accounts payable                                 46           373
    Accrued compensation                            (66)           (2)
    Other accrued liabilities                       164            68
                                               ----------    ----------
     Net cash used for operating activities          25          (669)
                                               ----------    ----------

 Cash flows from investing activities:

  Additions to property and equipment               (38)          (83)
  Software production costs                        (392)       (1,022)
                                               ----------    ----------
      Net cash used for investing activities       (430)       (1,105)
                                               ----------    ----------

Cash flows from financing activities:

 Proceeds from exercise of stock options            285             7
                                               ----------    ----------
    Net cash provided by financing activities       285             7
                                               ----------    ----------

 Net decrease in cash and cash equivalents         (120)       (1,767)

 Cash and cash equivalents at beginning of
 period                                           5,035         7,718
                                               ----------    ----------

 Cash and cash equivalents at end of period   $   4,915     $   5,951
                                               ==========    ==========

 Supplemental disclosure of cash flow information:
     Preferred compensation expenses
     for issuance of restricted stock         $     262     $    ----
                                               ==========    ==========

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


2. Per Share Computation

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period presented. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and potential common stock using the treasury stock method, when dilutive. The difference between shares used for basic net income per share and diluted net income per share for the three month period ended June 30, 1998 is comprised of the weighted average number of common stock options outstanding during the period. The weighted average number of common stock options outstanding for the three month period ending June 30, 1997, six months ending June 30, 1997 and 1998 of 73,988, 101,387, and
273,789, respectively, were not included in the computation of diluted loss per share because to do so would have been antidilutive for these periods presented.


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

4.  Comprehensive Income (Loss)

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (FASB) No. 130, Reporting of Comprehensive Income. FASB No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders. There were no material differences between net income (loss) and comprehensive income (loss).

     Item 2. Management's Discussion and Analysis or Plan of Operation

In addition to historical information contained herein, the following discussion contains words such as "intends," "believe," "anticipates," "plans," "expects" and similar expressions which are intended to identify forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in these forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed below as well as the factors discussed in the Company's Form 10-KSB for the year ended December 31, 1997. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Results of Operations

Three Months Ended June 30, 1998 and 1997

Net revenues for the three months ended June 30, 1998 increased 18 percent to $3.5 million, compared with net revenues of $2.9 million for the corresponding quarter in 1997. The increase in net revenues resulted primarily from increased sales of annuity-based products, as well as the growing success of the Company's OEM efforts.

Gross profit for the three months ended June 30, 1998 increased 19 percent to $2.5 million, from $2.1 million in the same period in 1997. Gross margin for the second quarter was 73.2 percent, compared to 72.4 percent for the same period in 1997. The increase in the gross margin for the quarter was due to cost of goods sold reduction efforts, as well as higher margins in the Company's OEM license sales. The Company's gross margins vary from period to period, primarily due to changes in product mix, the timing and nature of promotional activities, changes in product return levels and the amortization of software production costs.

Product development expenses were down 17 percent to $436,000 in the three months ended June 30, 1998, compared to $524,000 in the same period of 1997, reflecting the success of the Company's cost reduction efforts.

Sales and marketing expenses increased 6 percent to $1.5 million in the second quarter, from $1.4 million in the comparable 1997 quarter. Sales and marketing expenses increased principally as a result of higher marketing and selling expenses with respect to channel promotional programs.

General and administrative expenses increased 11 percent to $618,000 in the three months ended 1998 from $558,000 in the same period of 1997, primarily as a result of higher expenses with respect to MIS and investor relations activities, as well as higher bonus expenses.

The Company had an operating income of $20,000 for the three months ended June 30, 1998, compared with an operating loss of $334,000 in the comparable period of 1997. The improvement was primarily due to increases in net revenues, partially offset by higher operating expenses.

Interest income was $61,000 for the quarter ended June 30, 1998, compared to $80,000 for the comparable period of 1997. The decrease in interest income was primarily due to lower average cash balances during the 1998 quarter.

The Company reported no income tax benefit or expense for the three months ended June 30, 1998 or for the same quarter a year earlier. For further information, see the footnotes included in the Company's Annual Report on Form 10-KSB dated December 31, 1997.

The resulting net income for the three months ended June 30, 1998 was $81,000, compared to a net loss of $254,000 in the comparable period in 1997.


Six Months Ended June 30, 1998 and 1997

For the six months ended June 30, 1998, net revenues increased 11 percent to $6.6 million, compared with net revenues of $5.9 million for the corresponding period in 1997. The increase was primarily attributable to increased sales of the Company's existing and new titles in the retail channel, annuity-based products and OEM channels.

For the six months ended June 30, 1998, gross profit increased 10 percent to $4.6 million, from $4.2 million for the corresponding period in 1997. Gross margin for the six months ended June 30, 1998 was 69.9 percent, compared to
70.5 percent for the same period in 1997. The decrease in gross margin in 1998 was primarily due to the mix of OEM sales during the first quarter.

For the six months ended June 30, 1998, total operating expenses decreased 7 percent to $4.8 million, from $5.2 million for the corresponding period in 1997.

For the six months ended June 30, 1998, product development expenses were down 27 percent to $762,000, compared to $1,044,000 for the corresponding period in 1997, reflecting the success of the Company's cost reduction efforts.

For the six months ended June 30, 1998, sales and marketing expenses decreased 4 percent to $2.9 million compared to $3.1 million for the corresponding period in 1997, primarily as a result of cost reduction efforts.

For the six months ended June 30, 1998 and 1997, general and administrative expenses remained constant at $1.1 million.

For the six months ended June 30, 1998, the Company reported an operating loss of $231,000, compared to an operating loss of $1.0 million in the corresponding period in 1997. The improvement was primarily due to increases in net revenues, as well as lower operating expenses.

Interest income in the first half of 1998 was $122,000, compared to $171,000 for the corresponding period in 1997. The decrease in interest income was primarily due to lower average cash balances in 1998.

The Company reported no income tax benefit or expense for the six months ended June 30, 1998 and June 30, 1997. For further information, see the footnotes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.

For the six months ended June 30, 1998, the Company reported a net loss of $109,000, compared to a net loss of $830,000 in the comparable period in 1997.

The Company's business has experienced and is expected to continue to experience significant seasonality, primarily due to retailer, distributor and end-user buying patterns. Typically, net revenues are weakest in the second and third quarters. The Company expects its net revenues and operating results to continue to reflect seasonality.


Liquidity and Capital Resources

Since its inception, the Company has financed its activities almost exclusively from cash generated by operations and contributions to capital by its stockholders. Except for its initial public offering in June 1995, the Company has not sold stock to third parties since 1988. The Company has no debt.

As of June 30, 1998, the Company had $4.9 million in cash and cash equivalents. The Company believes that its existing cash, its ability to obtain additional credit, and cash generated by operations will be sufficient to meet its working capital needs at least through 1998.

                      Part II. Other Information



Item 4. Submission of Matters to a Vote of Security Holders

        The annual meeting of stockholders of MySoftware Company was held on May 21, 1998.

        The matters voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

       (1) The election of James F. Willenborg, David P. Mans, Gregory W. Slayton, John J. Katsaros, and Donald F. Wood as directors to hold office until the 1999 annual meeting of stockholders:


                                      For                 Withheld
                                      ---                 --------
        James F. Willenborg         4,195,199              16,515
        David P. Mans               4,195,199              16,515
        Gregory W. Slayton          4,195,199              16,515
        John J. Katsaros            4,194,149              17,565
        Donald F. Wood              4,195,149              16,565

       (2) Ratification of the selection of KPMG Peat Marwick LLP as independent auditors of the Company for its fiscal year ended December 31, 1998:

                For:  4,193,374        Against:  12,540       Abstain:  5,800

Item 6. Exhibits and Reports on Form 8-K

       	Exhibit 27.    Financial Data Schedule.

        On June 10, 1998, the Company filed an 8-K filing with respect to the adoption of a Preferred Share Purchase Rights Plan with the Securities and Exchange Commission.

Items 1,2,3 and 5 are not applicable.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                            	MySoftware Company





Date: August 6, 1998	                      By:/S/ Gregory W. Slayton
                                              _______________________
                                                  Gregory W. Slayton
                                                Chief Executive Officer