Form 10QSB
period 1998-09-30
MYSOFTWARE CO
filed 1998-11-13
CIK 944950

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                            ____________________________


                                    FORM 10-QSB

(Mark One)
    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998
OR

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


The number of shares outstanding of the registrant's common stock as of September 30, 1997 was 4,409,488.

Transitional Small Business Disclosure Format (check one):
Yes         No    X

                               MYSOFTWARE COMPANY

                                  FORM 10-QSB

                 For the Quarterly Period Ended September 30, 1998

                                Table of Contents


Part I. Financial Information	                                           Page

      Item 1. Financial Statements

              a) Condensed Balance Sheets
                 as of September 30, 1998 and December 31, 1997            3

              b) Condensed Statements of Operations
                 for the three and nine months ended September 30, 1998
                 and 1997                                                  4

              c) Condensed Statements of Cash Flows
                 for the nine months ended September 30, 1998 and 1997     5

              d) Notes to Financial Statements                             6

       Item 2. Management's Discussion and Analysis or Plan of Operation   8


Part II. Other Information

       Item 6. Exhibits and reports on form 8-K                           13

Signatures                                                                14




                         Part I. Financial Information
                         Item 1. Financial Statements

                              MYSOFTWARE COMPANY
                           CONDENSED BALANCE SHEETS
                    September 30, 1998 and December 31, 1997
                                 (Unaudited)
                     (in thousands except per share data)


                                         September 30,           December 31,
                                             1998                    1997
                                         _____________           ____________
ASSETS
  Current assets:
   Cash and cash equivalents             $      5,314            $     5,035
   Accounts receivable, net                     2,180                  1,031
   Inventories                                    399                    621
    Other current assets                           71                  1,019
                                         _____________           ____________
      Total current assets                      7,964                  7,706

  Property and equipment, net                     227                    278
  Other assets                                    837                    674
                                         _____________           ____________
      Total assets                       $      9,028            $     8,658
                                         =============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
 Accounts payable                        $      1,037            $       848
 Accrued compensation                             420                    464
 Other accrued liabilities                      2,452                  2,655
                                         -------------           ------------
  Total current liabilities                     3,909                  3,967


 Stockholders' equity:
  Preferred stock; $0.001 par value; 2,000,000
   shares authorized; none outstanding          ------                ------
  Common stock; $0.001 par value; 20,000,000
   shares authorized; 4,409,488 and 4,235,866
   shares issued and outstanding                    4                      4
  Deferred compensation expense                  (256)                 ------
  Additional paid-in capital                    9,139                  8,568
  Accumulated deficit                          (3,768)                (3,881)
                                          ------------           ------------
   Total stockholders' equity                   5,119                  4,691
                                          ------------           ------------
 Total liabilities and stockholders' equity $   9,028              $   8,658
                                          ============           ============

                     See accompanying notes to financial statements.



                               MYSOFTWARE COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                       For the three and nine months ended
                           September 30, 1998 and 1997
                                  (Unaudited)

                      (in thousands except per share data)

                        Three Months Ended             Nine Months Ended
                    ---------------------------   ---------------------------
                    September 30,  September 30,  September 30,  September 30,
                        1998           1997           1998           1997
                    -------------  -------------  -------------  -------------
Net revenues       $       3,760  $       3,289  $      10,351  $       9,236
Cost of revenues             971          2,470          2,954          4,226
                    -------------  -------------  -------------  ------------
  Gross profit             2,789            819          7,397          5,010
                    -------------  -------------  -------------  ------------


Operating expenses:
 Research and development    348            475          1,110          1,519
 Sales and marketing       1,598          1,483          4,540          4,543
 General and administrative  673            539          1,808          1,627
                    -------------  -------------  -------------  ------------
                           2,619          2,497          7,458          7,689
                    -------------  -------------  -------------  ------------
 Operating income (loss)     170         (1,678)           (61)        (2,679)
Interest income, net          58             72            180            243
                    -------------  -------------  -------------  ------------
 Income (loss) before taxes  228         (1,606)           119         (2,436)
Income tax expense             5            ---              5            ---
                    -------------  -------------  -------------  ------------
Net income (loss)  $         223  $      (1,606) $         114  $      (2,436)
                    =============  =============  =============  ============

Basic net income
 (loss) per share  $        0.05  $       (0.38) $        0.03  $       (0.58)
                    =============  =============  =============  ============


Shares used in computing
 basic net income
 (loss) per share          4,412          4,233          4,524          4,233
                    =============  =============  =============  ============

Diluted net income
 (loss) per share  $        0.05  $       (0.38) $        0.02  $       (0.58)
                    =============  =============  =============  ============

Shares used in computing
 diluted net income
 (loss) per share          4,672          4,233          4,792          4,233
                    =============  =============  =============  ============

                   See accompanying notes to financial statements.


                                 MYSOFTWARE COMPANY
                         CONDENSED STATEMENTS OF CASH FLOWS
                             For the nine months ended
                            September 30, 1998 and 1997
                                    (Unaudited)

                                   (in thousands)
                                                     Nine Months Ended
                                                        September 30,
                                                     1998         1997
                                                    ------       ------
Cash flows from operating activities:

 Net income (loss)                                $   114      $ (2,436)
 Adjustments to reconcile net income (loss) to net
 cash provided by (used for) operating activities:
  Depreciation and amortization                       563         1,914
  Stock compensation expense                            7             7
  Provision for returns and doubtful accounts        (987)         (666)
  Changes in operating assets and liabilities:
   Accounts receivable                               (549)         (292)
   Inventories                                        222           (18)
   Other assets                                       941            46
   Accounts payable                                   189           320
   Accrued compensation                               (44)           41
   Other accrued liabilities                          184           189
                                                    ------        ------
    Net cash provided by (used for) operating
    activities                                        638          (895)
                                                    ------        ------

Cash flows from investing activities:

 Additions to property and equipment                  (92)         (133)
 Software production costs and other assets          (575)       (1,328)
                                                    ------        ------
     Net cash used for investing activities          (667)       (1,461)
                                                    ------        ------

Cash flows from financing activities:
 Proceeds from exercise of stock options              308           ---
                                                    ------        ------
    Net provided by financing activities              308           ---
                                                    ------        ------
 Net increase (decrease) in cash and cash
 equivalents                                          279        (2,356)

 Cash and cash equivalents at beginning of period   5,035         7,718
                                                    ------        ------
 Cash and cash equivalents at end of period      $  5,314       $ 5,362
                                                    ======        ======

Supplemental cash flow information:
 Deferred compensation associated with stock
 compensation                                    $    262       $   ---
                                                    ======        ======

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


2. Per Share Computation

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period presented. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and potential common stock using the treasury stock method, when dilutive. The difference between shares used for basic net income per share and diluted net income per share for the three month and nine months periods ended September 30, 1998 is comprised of the weighted of common stock options outstanding included in the computation of diluted earning per share for the three month and nine month periods ended
September 30, 1998, were 260,721 and 268,203, respectively. The weighted average number of common stock options outstanding for the three and nine month periods ended September 30, 1997, amounting to 58,560 and 92,372, respectively, were not included in the computation of diluted loss per share because to do so would have been antidilutive for those periods.


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

4.  Comprehensive Income (Loss)

Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards (FASB) No. 130, Reporting of Comprehensive Income. FASB No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income (loss) includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to shareholders. There were no material differences between net income (loss) and comprehensive income(loss).


5.  Derivatives and Hedging

In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated a and does not believe its adoption will have an effect on its financial statements.

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

Results of Operations

Three Months Ended September 30, 1998 and 1997
----------------------------------------------

Net revenues for the three months ended September 30, 1998 increased $471,000, or 14 percent, to $3.8 million, compared with net revenues of $3.3 million for the corresponding quarter in 1997. The increase in third quarter revenue was due primarily to MySoftware's continued success in the retail, Original Equipment Manufacturers (OEM) and direct sales channels. The Company also experienced a very successful sell-in to the retail channel of the Company's first new seasonal promotion product, Holiday Mailing Kit, designed specifically for holiday mailing. In addition, the Company has made an estimated for return of this product. However, if the sell through for this product is not as expected, the results of fourth quarter could be materially adversely affected.

Gross profit for the three months ended September 30, 1998 increased 240 percent to $2.8 million, from $819,000 in the same period in 1997. Gross margin for the third quarter was 74.2 percent, compared to 24.9 percent for the same period in 1997. The increase in the gross profit for the quarter was primarily due to reduction in cost of goods. The 1997 period's gross profit included $1,296,000 for a one-time write-off and accelerated amortization of certain capitalized software production costs. Without this charge, the gross profit in the third quarter of 1997 would have been $2.1 million and the increase in gross margin would have been 64.3 percent. The Company's gross margins vary from period to period due primarily to changes in product mix, the timing and nature of promotional activities, changes in product return levels, and the amortization of capitalized software production costs.

The Company's total operating expenses for the three months ended September 30, 1998 increased 5 percent to $2.6 million, from $2.5 million for the correspond-ing period in 1997. The increase in operating expenses resulted primarily from higher sales and marketing expenses as well as general and administrative expenses.

Product development expenses decreased 27 percent to $348,000 in the three months ended September 30, 1998 from $475,000 in the same period in 1997, reflecting the Company's cost reduction efforts.

Sales and marketing expenses increased 8 percent to $1.6 million in the third quarter of 1998, from $1.5 million for the corresponding period in 1997. Sales and marketing expenses increased principally as a result of higher marketing and selling expenses with respect to channel promotional programs.

General and administrative expenses increased 25 percent to $673,000 in the three months ended September 30, 1998, from $539,000 in the same period of 1997, primarily as a result of an increase in systems expenses, higher investor relations expenses, and higher bonus expenses.

The Company had an operating income of $170,000 for the three months ended September 30, 1998, compared to operating loss of $1.7 million in the comparable period of 1997, which included the write-off and accelerated amortization of capitalized software production costs of $1,296,000 in the third quarter of 1997.

Net interest income was $58,000 for the quarter ended September 30, 1998, compared to $72,000 for the comparable period of 1997. The decrease in interest income was due primarily to lower cash balances in the third quarter of 1998 period compared to the third quarter of 1997.

The Company reported a $5,000 income tax expense for the three months ended September 30, 1998, compared to no income tax expense for the same period of 1997.

The resulting net income for the three months ended September 30, 1998 was $223,000, compared to net loss of $1.6 million in the comparable period in 1997.


Nine Months Ended September 30, 1998 and 1997
---------------------------------------------

For the nine months ended September 30, 1998, net revenues increased $1.1 million, or 12 percent, to $10.4 million, compared with net revenues of $9.2 million for the corresponding period in 1997. The increase was attributable primarily to increased sales of the Company's annuity-based products and product bundle and license sales in its OEM channel.

For the nine months ended September 30, 1998, gross profit increased 48 percent to $7.4 million, from $5 million for the corresponding period in 1997. Gross margin for the nine months ended September 30, 1998 was 71.5 percent, compared to 54.2 percent for the same period in 1997. The 1997 period's gross profit included a one-time write-off of $1,296,000 for accelerated amortization of certain capitalized software production costs. Without this write-off charge, the gross profit for nine months ended September 30, 1997 would have been $6.3 million with a gross margin og 68.3 percent. The increase in the gross margin percent for the 1998 period was primarily due to the mix of OEM sales as well as the success of cost reduction programs.

For the nine months ended September 30, 1998, total operating expenses decreased 3 percent to $7.5 million, from $7.7 million for the corresponding period in 1997 due to the success of the Company's cost reduction efforts.

For the nine months ended September 30, 1998, product development expenses were down 27 percent to $1.1 million, compared to $1.5 million for the corresponding period in 1997, reflecting the success of the Company's cost reduction efforts.

For the nine months ended September 30, sales and marketing expenses remained constant at $4.5 million for both 1998 and 1997.

For the nine months ended September 30, 1998, general and administrative expenses increased 11 percent to $1.8 million, compared to $1.6 million for the corresponding period in 1997, primarily as a result of an increase in systems expenses, higher investor relations costs and bonus expenses.

For the nine months ended September 30, 1998, the Company reported an operating loss of $61,000, compared to an operating loss of $2.7 million in the corresponding period in 1997.

Net interest income in the first nine months of 1998 was $180,000, compared to $243,000 for the corresponding period in 1997, primarily as a result of lower cash balances in 1998.

The Company reported income tax expense of $5,000 for the nine months ended September 30, 1998, compared no income tax expense for the same period in 1997.

For the nine months ended September 30, 1998, the Company reported a net income of $114,000, compared to a net loss of $2.4 million in the comparable period in 1997.

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

As of September 30, 1998, the Company had $5.3 million in cash and cash equivalents and has no debt. The Company believes that its existing cash, its ability to obtain additional credit, and cash generated by operations will be sufficient to meet its working capital needs at least through 1999.


Year 2000 Issue

The Company has undertaken various initiatives intended to help ensure that its computer equipment and software, as well as its software products will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology systems, including accounting, data processing, telephone/PBX systems, and miscellaneous systems as well as systems that are not commonly thought of as IT systems, such as fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 assessment, remediation, and testing efforts.

As of September 30, 1998, all of the Company's current software products for Windows 95 are Year 2000 compliant. Although the Company's software which is designed for use with Windows 3.1 is not Year 2000 compliant, the Company provides upgrades to Windows 95 software products. In addition, the Company encourages its customers to upgrade to products compatible with Windows 95 through its written materials and during verbal communications with end users. However, there is no guarantee for customers whose computer equipment and software are not Year 2000 compliant not to encounter any unforseen problems or disruption to their systems.

The Company believes that certain computer equipment and software it currently uses internally will require replacement or modification. The Company currently is utilizing its internal resources to identify and assess the extent to which Year 2000 remediation will be required. The Company currently anticipates that its Year 2000 identification, assessment, remediation and testing efforts, which began in fall 1997, will be completed by September 30, 1999, and that such efforts will be completed prior to any currently anticipated impact on its copmuter equipment and software. The Company estimates that as of September 30, 1998, it had completed approximately 25% of the initiatives that it believes will be necessary to fully address potential Year 2000 issues relating to its computer equipment and software.

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 issues is approximately $200,000. As of September 30, 1998, the Company had incurred costs of approximately $15,000 related to its Year 2000 identification, assessment, upgrading, remediation and testing efforts.

The Company presently believes that the Year 2000 issues will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's result of operations or adversely affect the Company's relationship with customers or others. Additionally, the failure to correct a material Year 2000 problem could result in an interruption om certain normal business activitiess activities or operations. Such failure could materially and adversely affect the Company's systems, results of operations, liquidity and financial condition.

                           Part II. Other Information




Item 6. Exhibits and reports on form 8-K

        Exhibit 27.    Financial Data Schedule.

        No reports have been filed on Form 8-K during this quarter.

Items 1,2,3,4 and 5 are not applicable.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                MySoftware Company




Date: November 12, 1998                         By: /s/Gregory W. Slayton
                                                    ----------------------
                                                     Gregory W. Slayton
                                                   Chief Executive Officer