Form 10KSB
period 1998-12-31
MYSOFTWARE CO
filed 1999-03-31
CIK 944950

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                             __________________________
                                    FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998
                                         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

                     Commission File Number: 0-26008

                                MYSOFTWARE COMPANY
                 2197 E. Bayshore Road, Palo Alto, California 94303
                                 (650) 473-3600


Incorporated in                   I.R.S. Employer Identification No.
Delaware                                       7-0195362
--------                                       ----------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB. [ X ]

Based on the closing price of $18.50 on February 28, 1999, the aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 1999 was $62,824,372.
The number of shares outstanding of the registrant's common stock as of December 31, 1998, was 4,458,950.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement dated April 12, 1999 to be delivered to stockholders in connection with the Notice of Annual Meeting of Shareholders to be held on May 19, 1999, are incorporated by reference into
Part III.

                                  TABLE OF CONTENTS

                                                                   Page No.
                                        PART 1
Item 1. Business                                                       3

Item 2. Properties                                                    16

Item 3. Legal Proceedings                                             16



                                        PART II


Item 5. Market for Registrant's Common Stock and Related Stockholder
        Matters                                                       17

Item 6. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                     17

Item 7. Financial Statements and Supplementary Data                   21

Item 7a. Quantitative and Qualitative Disclosure About Market Risk    21


                                        PART III


Item 9.	Directors and Executive Officers of the Registrant            22

Item 10. Executive Compensation                                       22

Item 11. Securities of Ownership of Certain Beneficial Owners and
         Management                                                   23

Item 12. Certain Relationships and Related Transactions               23

Item 13. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K                                                     23

Signatures                                                            24

Financial Statements                                                  26

Exhibits                                                              44

                                      PART I

ITEM 1. BUSINESS

MySoftware Company (the "Company" or "MySoftware") designs, markets, and supports a family of leading task-specific software applications, annuity-based products and Internet services for small businesses, including home-based businesses. MySoftware provides users with easy-to-learn and easy-to-use direct marketing solutions, including tools for downloading on-line prospects lists, on-line file back-up, managing mail lists and saving on direct mail postage. MySoftware also provides graphic tools and productivity tools for creating brochures, stationery, postcards, labels, and invoices and estimates. Headquartered in Palo Alto, California, the Company was founded in 1986 and completed its initial public offering in June 1995.

In addition to retail software products, MySoftware offers complementary annuity-based products and Internet services to its customers, particularly in the area of direct marketing, where MySoftware has established a leading market position. With an increasing number of small businesses relying on direct marketing to grow their businesses, MySoftware is positioned to meet the on-line list prospecting, mailing management needs of this important market. Current services include address correction, available through subscriptions to MyAddressChecker CD-ROM, on-line file back-up, available through www.myfilebackup.com, and on-line prospects download, available through www.myprospects.com, offering customers added value and creating the opportunity for long-term relationships with MySoftware.

The Company places significant emphasis on consumer marketing techniques in developing products and building brand awareness. The Company primarily distributes its packaged products through the retail channel in computer software and office supply stores throughout the United States and Canada. The Company has also added new distribution methods, including direct, original equipment manufacturer ("OEM"), international and Internet channels. In addition to retail software products, annuity-based direct marketing products and Internet prospecting services, the Company also offers complementary paper products and receives commissions from the sales of such products by third parties.

IDC/Link reports that there are approximately 22 million small businesses and home businesses in the United States. According to IDC/LINK, income-generating home offices are expected to grow over 27% from 1995 to 1999, with the fastest growth expected in those companies with fewer than 10 employees. According to a Home Office Computing (1997) survey, the top three challenges facing small businesses are getting new business, promoting their businesses and growing their businesses. In sum, there is a need to address the #1 concern of over 67% of small business professionals: How do I quickly and profitably grow my business? The Company's internal research indicates that small businesses are concerned about projecting a professional image in their sales and marketing materials and in other communications with customers. The Company's research also indicates that many small businesses perceive opportunities for improvement in the delivery and management of prospect lists and mailings.

Historically, small businesses have lacked the tools to obtain on-line prospects lists, create professional-quality marketing materials and to mail their materials effectively, or they have relied on costly third-party providers. Today, small businesses are adopting new office productivity technologies in growing numbers. Penetration of computers in the small business market increased from 40% in 1989 to 80% in 1998, according to IDC/LINK. In addition, penetration of Internet access in the small business market increased from 20% in 1996 to 44% in 1998, according to IDC/LINK. Moreover, the availability of low cost, high resolution laser and inkjet printers, including color printers, has made it possible to produce professional-looking materials directly from personal computers. As a result, small businesses are increasingly using their computers to find their prospects, combine text, data, and color graphics to produce high-quality marketing materials on their own desktops and to mail these materials via the United States Postal Service ("USPS") to their prospects.

To serve this market, a number of companies have begun to offer marketing and communications products as well as all kinds of on-line services targeted towards small businesses. These companies include Dun and Bradstreet Corp. ("D&B") and infoUSA, which provide targeted mailing lists; D&B, infoUSA, iMarketinc, and I-Rent-America, which offer on-line data download; PaperDirect, Inc. ("PaperDirect"), and Geographics, Inc., ("Geographics"), which provide pre-printed papers; Pitney Bowes, Inc. ("Pitney Bowes"), which provides their Personal Post Office, a desktop postage meter for small businesses including home-based businesses; and Kinko's Copies and Alpha Graphics, Inc. which provide production services. Although various general purpose software applications,such as word processing, database, and desktop publishing applications, have a broad range of features and can be used to perform many of the sales and marketing tasks desired by small businesses, these applications are often complex and relatively difficult to use. Accordingly, the Company believes that there is a substantial opportunity for offering direct marketing solutions, from on-line prospecting data download to task-specific software designed to provide cost-effective, easy-to-learn, and easy-to-use solutions, to busy, results-oriented small business users.

Company Strategy

The Company's core strategy is to help its users to turn their PCs into direct marketing powerhouses and transition the Company from a primarily retail software company to a direct marketing solution company. MySoftware's core software products and services address the sales and marketing needs of small businesses: attracting new business, communicating with customers, and managing customer lists. In order to address this growing market, the Company has focused on becoming the leading seller in its core categories, including on-line prospecting, mailing, brochures, labeling, business cards, and invoices/estimates. Key elements of the Company's strategy are summarized below.

Provide a cost-efficient Web service for new customer prospecting at www.myprospects.com. MyProspects.com users can connect real-time via the Internet to 13 million U.S. business listings and a 112 million consumer listings compiled by Polk and Experian. Detailed geographic and demographic selection criteria assists in generating prospecting lists targeting specific customer demographics. Small business users are the key targets for www.myprospects.com as they are constrained in the search for new customers by i) access to quality direct marketing list data, ii) overall data cost and
iii) time. Presently small business users do not have real time access to quality direct marketing prospecting data in small, inexpensive quantities due to the nature of the mainframe computing infrastructure of data compilers such as Polk and Experian. By offering a Web-based new customer prospecting tool through www.myprospects.com, the Company can deliver new customer prospecting data in smaller quantities than currently available to the small business market in a cost effective, Internet efficient and timely framework.

Provide a line of fully featured, task-specific applications. The Company's target users are busy and results-oriented. These users often find general purpose software programs cumbersome to learn and to use for a particular task. By developing task-specific applications, MySoftware makes its products easy to learn and use, while incorporating all the capabilities needed to successfully perform a focused task. Users can solve other small business marketing challenges by purchasing additional task-specific software from MySoftware's family of inter-related products.

Build product loyalty and brand name. The Company believes that building the MySoftware brand is important to its long-term success. By offering a family of related products that complement one another and have similar names and packaging, the Company aims to raise brand awareness and increase sales of each of its products. MySoftware also conducts active brand marketing and communications campaigns, including public relations efforts, direct communications, advertising, and retailer promotions. To further increase consumer exposure to its products, the Company establishes cooperative marketing arrangements with companies that offer complementary sales and marketing products. To date, MySoftware has established such arrangements with Avery Dennison Corporation ("Avery"), American Express Company ("American Express"), PaperDirect, Geographics, New England Business Systems, Inc. ("NEBS"), Pitney Bowes, MindSpring Enterprises, Inc. ("MindSpring") and EarthLink Network, Inc.("EarthLink").

Focus on core product categories. MySoftware focuses its marketing and development resources on three core product categories: Web prospecting, mailing and marketing communication. The Company further leverages its leadership position in the mailing category by offering annuity-based mailing-related products and services. By maintaining this focus, the Company believes that it will continue to be positioned to understand customer needs, produce easy-to-learn and easy-to-use products, build its brand name, and lead the market in these categories.

Focus on expanding channels of distribution. Presently, the Company's distribution efforts for packaged software are primarily focused on the retail channel, since most small businesses and individuals purchase software through retail outlets. The Company actively seeks to increase its visibility in the retail channel by conducting periodic retail promotions, monitoring sell-through and inventory levels, designing its packaging for self-service selling environments, supporting retailers' advertising and promotional efforts, and conducting independent public relations and advertising efforts. In addition to retail distribution, the Company is actively expanding its direct channel and Web channel for its products and services offerings. The Company also distributes products through its OEM channel, through which it has formed partnerships with internationally known companies such as Pitney Bowes, Hewlett-Packard Company, Brother, Ameritech, US WEST, Acer and other industry leaders. Such relationships enable the

Company to generate additional revenues, expand its target market for annuity-based products and services, and build awareness of the MySoftware brand.

Emphasize market-driven product development. The Company employs extensive market research and user feedback to define, develop, and improve its products and services to meet customer needs more effectively. MySoftware applies an integrated four-step consumer marketing process to define, develop, and improve its products. These steps include: performing consumer research to identify user needs and behavior; incorporating the research to develop easy-to-learn, easy-to-use, fully featured, task-specific applications; conducting both pre- and post-release usability testing to validate these designs; and collecting customer support data and product returns feedback to drive future improvements.

Leverage core competencies. MySoftware leverages its core competencies in product development and in sales and marketing through strategic use of third-party service providers. The Company has chosen to use third-party providers to perform functions that it believes can be better or more effectively performed by a specialized organization. These functions include some portion of the software coding , assembly, customer technical support, telephone customer registration, and some aspects of direct communications to consumers (such as fax and e-mail distribution). MySoftware believes that this organizational approach allows it to achieve quality and flexibility and to control costs, while maintaining effective control over its business operations.

Products

The Company's core products are a family of leading task-specific software applications that address the specific sales and marketing needs of small businesses, usually those with ten or fewer employees. The Company provides users with powerful, easy-to-learn and easy-to-use solutions for creating customized, professional-quality mailing lists, brochures, labels, business cards, invoices/estimates, and other marketing communications materials. The Company also markets annuity-based mailing products and Web prospecting services that complement the Company's existing mailing software products. The Company backs its products with a 30-day money-back guarantee. Most of MySoftware's core applications are available for Microsoft Windows 3.1, Windows 95 and Windows 98. In addition, the Company introduced its first Web-based services in Q4 1998 to address its target users' needs in efficient prospecting and back-up utilities.

MyDeluxeMailList / MyAddressChecker / MyMailList & Address Book / MyBusiness e-Mailer
MySoftware's initial mailing list product was introduced in September 1987. The advanced version introduced in June 1989, stores and organizes mailing list data that can be printed in a variety of forms, including mailing labels, envelopes, address books, and Rolodex cards, or used in conjunction with other MySoftware applications, such as MyAdvancedBrochures. MyDeluxeMailList, the updated version of the advanced mailing list application, introduced in March 1995, includes Zip Look Up, a CD-ROM of every valid address in the United States, enabling users to correct their addresses and add ZIP+4 codes that help speed delivery of their mail. Since then, MyDeluxeMailList has been updated periodically and runs on both Windows 95 and 98 format. MyDeluxeMailList has a built-in database function that enables MySoftware's customers to maintain and sort mailing lists and other customer data. MyAddressChecker, introduced in 1994, is USPS CASS-certified and enables users to qualify for Bulk Mail discounts from the Post Office. Users must subscribe to bi-monthly CD-ROM updates to continue to qualify for postal discounts, which can be as great as approximately 72%. The program verifies and corrects addresses against the national database of deliverable addresses maintained by the Post Office and supplies the appropriate ZIP+4 codes necessary to print delivery point bar codes and to qualify for these discounts. MyMailList & Address Book, introduced in December 1997, provides users with simple features to organize names and addresses, at a lower price point than the Company's other mailing products. MyBusiness e-Mailer, introduced in December 1998, is designed to help users to reach their customers efficiently and effectively. MyBusiness e-Mailer offers a fully featured mass email application with built-in database and works with most popular database programs to help users to reach their customers efficiently and effectively.

MyBrochures / MyAdvancedBrochures / MyProfessionalMarketingMaterials / MyBusinessPublisher
MyBrochures was originally introduced in April 1994. MyAdvancedBrochures was introduced in September 1994. MyAdvancedBrochures enables users to design and produce flyers, postcards, professional-looking color brochures, menus, newsletters, and invitations in a variety of formats and sizes. All these brochure programs offer built-in templates, which can be easily customized to suit users' needs. The Windows 95 version of the program was introduced in September 1995. MyProfessional-MarketingMaterials, introduced in September 1996, provides customers with more than 600 color printable designs, as well as the ability to design from more than 500 pre-printed specialty papers. MyBusinessPublisher was introduced in December 1998. MyBusinessPublisher is an all-in-one solution for any marketing print and Web publishing needs.
This product provides users with powerful and easy-to-use design and drawing tools.

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

MyAdvancedInvoices & Estimates / ProVenture Billing Solution
MySoftware's initial invoice product was introduced in December 1990. The Advanced version, introduced in August 1993, is an invoicing, estimating, and cash management application. The program easily produces professional-looking invoices and estimates on plain paper or on a variety of pre-printed forms. The application also produces a variety of sales and accounts-receivable reports designed to assist small businesses in analyzing financial and accounting aspects of their businesses. The current version of MyAdvancedInvoices is embedded with Windows 95 code base and offers enhanced usability features. ProVenture Billing Solution was introduced in June 1997 and was designed to help customers manage the entire billing process. It offers enhanced tracking capabilities, such as the Tracker window that automatically notifies the user when a customer is overdue. MySoftware also sells pre-printed invoice, estimate, and statement forms for use with all software products in its invoicing/estimating category. The Company contracts with a third party to manage its private-label forms business and shares in the sales revenues and marketing costs of the business. There can be no assurance that this arrangement can be maintained or will benefit the Company.

MyProfessionalBusinessCards / ProVenture Custom Business Stationery
In April 1995, the Company introduced MyProfessionalBusinessCards. MyProfessionalBusinessCards gives small business owners a tool for creating professional-looking business cards in minutes. This program gives small business owners the flexibility to design and print small quantities of customized business cards for any occasion. MyProfessionalBusinessCards is available in both Windows 3.1 and Windows 95 versions. The Company introduced Custom Business Stationery in May 1997. This product is designed to create custom, matching, professional-quality business cards, letterhead, and envelopes. Custom Business Stationery also gives customers the ability to import logos in 15 different formats and to maintain a database of employees or contacts.

ProVenture Budget Titles
During 1998, the Company introduced a total of 12 budget products under its ProVenture brand name. These budget products address the same marketing and mailing needs to end-users like its core products except with fewer features and are offered at a lower prices at retail. The twelve budget products that were introduced in 1998 were Business Cards, Label Maker, Mail List, DataBase, Brochures, Stationery, Invoices & Estimates, Postcards, Newsletters, Presentation & Charts, Address Book, and WebPage Designer.

Web Products and Services
The Company launched its Web site, www.myprospects.com in December 1998 to enable users to select and download qualified customers from the Internet. With www.myprospects.com, users can connect with more than 13 million USA business listings and more than 180 million consumer records compiled by the leading companies in the Direct Marketing industry in a cost-effective and time-efficient way. In addition to the prospecting service, the Company also launched another Web site, www.myfilebackup.com to provide users with safe and secure off-site storage, automatic file backups, and unlimited access to their files from any PC in the world with Internet access.

Other Products
The Company sells a simple database program, MyDataBase, and other graphics tool products, MyTypeArtist and MyCreativeClipArt. MyDataBase is designed to enable users to easily organize and summarize information. MyTypeArtist contains 1,000 unique typestyles that can be browsed according to color, pattern, theme, shape and more. MyCreativeClipArt includes 10,000 quality clipart and border images for home and business use. In addition, the Company also provides productivity tools for Internet home pages, Web-based resumes, and Web-based calendars. During 1998, the Company introduced its first seasonal product, MyHolidayMailingKit, which is designed for creating and mailing holiday greetings, announcements. The Company also markets the American Check Printers line of checks for personal financial programs.
These products are not expected to contribute materially to the Company's future revenues.

Product Development

The software and Internet industry is undergoing rapid changes, including evolution of industry standards, introduction of new operating systems and environments, frequent new product introductions, introduction of new media, and changes in customer requirements and preferences. The Company believes that its future success will depend in large part upon its ability to keep pace with competitive offerings, to adapt to new operating systems, hardware platforms, media, Internet technologies, and industry standards, and to provide additional functionality by enhancing its existing products and introducing new products on a timely basis.

The Company focuses on developing and improving its family of core products at the same time as it develops products and services in complementary software categories and Internet services related to direct marketing areas. This focused strategy allows MySoftware to know its market and to develop solutions to customer problems. In order to meet the business development needs of small businesses, the Company works with current and prospective users to define the functionality of the Company's new products and services and make improvements to its existing products and services. The Company's development process is organized around multi-functional teams composed of product development, marketing, and quality assurance personnel who work together in the development of products from an earlier design stage. This team approach ensures a high level of marketing and customer support input throughout many stages of product development. From time to time, the Company will license third-party's products that fit into the Company's core product line and strategy and publish such products under the Company brands and sell them through the Company's channel.

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

With respect to its core software applications, MySoftware creates all product specifications for both new products and updates of its existing products, and maintains internal control over the creative and market-driven aspects of product development. Once a product has been defined and a detailed specification has been designed, the Company leverages its resources by outsourcing most of the coding functions. The Company relies primarily on two independent firms with which the Company has worked for eight and seven years, respectively, to perform the majority of the coding for its software products, including coding for new products and maintenance and bug-fix releases, and updates for existing products. The need to update the Company's products, both for enhanced functionality and for ease of use under new operating platforms, increases the Company's dependence on these third-party coders. The Company has entered into separate software development agreements for the development of specific pieces of software as work-for-hire with its third-party coders. The Company compensates third-party coders primarily through payments for software production costs and royalty payments. Royalty expenses have been at 2% of net revenues of the relevant products, with a dollar maximum cap on total royalty payments for certain products. The Company generally owns all intellectual property rights to products developed by third-party coders with the exception of the base code for MyBrochures, MyAdvancedBrochures, MyProfessionalMarketingMaterials, MyProfessionalBusinessCards, Custom
Business Stationery and MyBusinessPublisher. With respect to these products, the Company owns the code for the user interface, while the base code is owned by the third-party coder. The Company holds an irrevocable, non-exclusive license to copy and distribute the executable code compiled from the base code and to make limited modifications. There can be no assurance that third-party coders will not develop or market any stand-alone desktop publishing software based on the base code that competes with the Company's products. The Company's success depends in part on its continued ability to obtain and renew agreements for coding by independent software developers. There can be no assurance that the Company will be able to obtain or renew such coding agreements on favorable terms, if at all.

The Company has made use of shared code across products. For example, MyAdvancedMailList and MyAdvancedLabelDesigner share portions of the same base code, and the code for MyAdvancedBrochures was used to develop MyProfessionalBusinessCards, Custom Business Stationery and
MyBusinessPublisher. The Company believes its ability to leverage significant blocks of code across multiple products has enabled it to shorten development time and reduce development costs.

During 1998, the Company licensed third-party's products that are strategic to its product strategy and distributed such products through its regular channels. The Company generally does not own the intellectual property rights to such licensed products. The Company compensates third-party licensees through royalty expenses for revenues generated from such licensed products. Royalty expenses for licensed products range from 10% to 12% of net revenues of the relevant products. The Company's success depends in part on its continued ability to renew or obtain such license agreements. There can be no assurance that the Company will be able to obtain or renew such licensed agreements on favorable terms, if at all.

With respect to its development for the Internet services for prospecting, the Company formed an Internet Data Group in June 1998 to develop its Internet prospecting services. All the design, interface and programming are done by the Company's internal employees. The Company's Web services success depends on the ability to retain and recruit technical professionals to develop and maintain its Web services. There is no guarantee that the Company can retain its professionals or can attract professional key employees with good qualifications and technical skills.

As of December 31, 1998, the Company had 20 full-time and one part-time professional and technical employees engaged in product development. During the years ended December 31, 1998, 1997, and 1996, product development expenses were $1,915,015, $2,221,712, and $1,988,881, respectively, not including capitalized software production costs paid to third-party coders of $523,032, $1,290,180 and $1,253,117, respectively, which were capitalized.

Sales and Marketing

Sales
The Company's products are distributed primarily through computer software and office supply retailers throughout the United States and Canada, including computer superstores (CompUSA Inc.; Elek-tek, Inc.; Fry's Electronics, Inc.; MicroCenter), office warehouse clubs (Office Depot Inc.; OfficeMax; Staples Inc.), software specialty stores (Electronics Boutique; Future Shop), consumer electronics stores (BestBuy Co., Inc.) and general warehouse clubs (Price/Costco Inc.; Sam's Club). Of the Company's top ten retail outlets, MySoftware sells directly to six and serves the other four retailers through distributors such as Ingram Micro, Inc. ("Ingram"), Merisel, Inc. and Triad. Ingram and Office Depot, Inc. accounted for 37% and 15% of net revenues for 1998, 37% and 20% of net revenues for 1997, and 34% and 29% of net revenues for 1996, respectively. The Company has non-exclusive arrangements with its distributors and retailers that generally do not require minimum purchases of the Company's products and may be terminated at any time.

The Company monitors product sell-through and retail inventory information. Most of the Company's distributors and key retailers provide weekly or monthly sell-through data as well as current inventory information. This information is analyzed for both positive and negative trends and is used to assist the Company's retailers in managing product inventory levels. This information is also used to determine the effectiveness of retail promotions and account advertising. The Company's promotional vehicles are also geared toward increasing customer exposure to its products with additional facings and high traffic locations. The Company maintains sales forces in the Los Angeles and New York metropolitan areas, and has contracted with manufacturers' representative firms in the Dallas and Minneapolis metropolitan areas.

The Company's products are also distributed through direct, OEM, and international channels. Direct sales to customers are expected to increase as the Company introduces new, annuity-based products and services to its mailing customer base. Sales through the OEM channel, with partners such as Pitney Bowes, Brother, U S WEST, Ameritech and others, enable the Company to generate additional revenues, expand the target market for its annuity-based products and services, and build awareness of the MySoftware brand. During December 1998, the Company launched its first Internet service channel via Web channel. Revenues from such Web channel and from sources outside of North America have not been significant to date.

Cooperative Marketing Arrangements
MySoftware has entered into cooperative marketing relationships with companies that sell products complementary to the Company's products, including paper products and targeted mailing lists. In exchange for inserting these marketing partners' catalogs and product samples inside the Company's retail software packages, the Company receives a per-registered-user fee, per-product-shipped fee, or sales commission on any sales generated by the Company's activities or other promotional consideration. MySoftware currently has cooperative marketing programs with Geographics, PaperDirect, BeaverPrints, MindSpring and EarthLink. To date, these activities have not produced significant revenues, but the Company believes that these activities contribute to its brand-building efforts. There can be no assurance that any of these arrangements can be maintained or will benefit the Company.

In addition, the Company has developed custom versions of its products for sale by some of its marketing partners. The Company has entered into a resale contract with NEBS, Geographics and Great Gizmos for various MySoftware titles. There can be no assurance that any significant revenue will result from these activities or that any of these relationships can be maintained.

Marketing
MySoftware's marketing department is responsible for managing products and developing new market opportunities; building brand recognition through public relations, advertising, and other promotional techniques; and communicating directly with current customers to market additional products and services. The Company's marketing department has three main areas of focus: product marketing, corporate marketing and direct communications.

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

The Company's corporate marketing group focuses on building awareness of the MySoftware brand and increasing MySoftware product trials. Its responsibilities include external communications, such as public and investor relations, advertising, the corporate Web site, trademark issues and promotions. MySoftware also conducts periodic retail promotions designed to increase short-term sales and strengthen relationships with retailers.

The Company formed a direct communications group in late 1997 to utilize various technologies, including the Internet, to market products and services directly to MySoftware customers, who then order these annuity products and services directly from the Company. This group markets primarily mailing-related products and services to the Company's current mailing customers using direct mail, fax, and e-mail communications. In December 1998, the Company launched the Web prospecting service, www.myprospects.com, as well as two software products, MyBusiness e-Mailer and MyBusinessPublisher, expanding its suite of direct marketing products and services. This suite of direct marketing solution tools will be offered directly to the Company's existing customers as well as all the small office and home office users and in the meantime the direct communication group will be actively promoting this direct marketing suite of products and services.

Customer Support

The Company's customer support activities provide valuable services to its customers and enhance customer satisfaction, in addition to providing valuable customer input to the Company's product development process. MySoftware provides customer technical support in-house for certain Internet products and through a third party managed by the Company's internal customer support group for all other products. This structure facilitates the Company's ability to achieve satisfactory customer support on a cost-effective basis. The Company receives daily downloads of data from its customer technical support provider, allowing it to monitor service levels and support quality. The Company's contract with its customer technical support operator can be terminated on 60 days' notice by either party. This third-party provider also provides services to several larger companies, and there can be no assurance that demands from such companies or other factors will not result in termination of this relationship. The unavailability of such a firm to perform customer technical support for the Company could result in significant disruption to the Company's operations, could lead to customer dissatisfaction, and could have a material adverse effect on the Company.

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

Competition

The market for the Company's small business products is intensely competitive, and is characterized by pressure to increase marketing and promotional activity, incorporate new features, release new product versions, and reduce prices. Existing software companies may broaden or enhance their product lines to compete with the Company's products, and other potential new competitors, including computer hardware manufacturers, diversified media companies, and small business service companies, may enter or increase their focus on the small business software market, resulting in even greater competition for the Company. The Company's software products compete with task-specific products sold by Avery (labeling software), Intuit, Inc. ("Intuit") (invoicing/estimating software), The Learning Company, Inc.
("The Learning Company") (business card, labeling, and brochure/marketing material software), and several other companies of varying size and financial and marketing strength. The Company's products also compete with general purpose programs, such as word processing, database, and desktop publishing products from major software companies, including Adobe Systems Incorporated ("Adobe"), Lotus Development Corp. ("Lotus"), Microsoft Corporation ("Microsoft") and Corel Corporation ("Corel"). The Company believes it would face increased competition from such general purpose programs if such programs were designed for greater ease-of-use of task-specific functions. The Company's Web services compete with the similar services provided by some large data provider like InfoUSA, iMarketinc, I-Rent-America, and Dun & Bradstreet. The Company believes that it will face increased competition from similar Web services provided by other data companies like Acxiom, First Data, Experian and others. In addition, new operating systems may incorporate features enabling users to accomplish small business marketing and other tasks currently addressed by the Company's software products.

The Company's strategy of focusing on its core and complementary products and services heightens the competitive risk. Many of the companies with which the Company currently competes, or may compete in the future, have greater financial, technical, marketing, sales, and customer support resources, as well as greater name recognition and access to customers, than the Company. The competition for retail shelf space and direct Internet selling is also likely to increase due to the proliferation of software products and companies. Failure to achieve and maintain unit sales volumes may result in loss of shelf space, which may, in turn, lead to further reductions in sales volumes.

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

The Company started offering its prospecting Web services in December 1998 and expects to see increased competition from other larger data companies in the very near future. There can be no assurance that the Company will have the resources required to successfully drive traffic to the Company's prospecting Web site or to convert such Web site traffic into revenues.

Proprietary Rights and Licenses

The Company relies primarily on a combination of trademark, copyright, and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. The Company does not include in its products any mechanism to prevent or inhibit unauthorized copying. Unauthorized copying occurs within the software industry, and if a significant amount of unauthorized copying of the Company's products were to occur, the Company could be adversely affected. In addition, as the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Use of third-party coders or license of third-party products may increase the risk of infringement of the rights of others. The third-party coders' and licensors' liabilities to the Company for any infringement of copyrights, trade secrets or patents are contractually limited to royalties received from the Company.

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

Employees

As of December 31, 1998, the Company employed 66 full-time employees and two part-time employees. Of the Company's full-time employees, 27 are in sales and marketing, 20 are in development, six are in customer support, 10 are in systems, administration and finance, and three are in operations. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes that it has good employee relations.

Risk Factors

The following risk factors should be considered carefully in addition to the other information contained in this Form 10-KSB.

Emerging Market; Uncertainty of Market Acceptance
The Company's success is dependent on the market acceptance of its new and existing products and services. The majority of the Company's revenues are derived from the sale of task-specific software applications for small businesses. The market for such products is relatively undeveloped, making it difficult to predict with any assurance the future size of the market.
The Company's focus on a small number of core products heightens exposure to these market development and product acceptance risks. The Company embraces a strategy of building brand name recognition primarily through the use of consumer marketing techniques. This strategy is likely to require increased sales and marketing expenditures. There can be no assurance that the Company will be able to build brand recognition successfully, or that its marketing strategy will be successful. There also can be no assurance that the Company's existing products will achieve broad-based market acceptance, that sales of such products will continue at historical rates or that the Company will introduce new products that achieve significant market acceptance in the future.

The Company's success is increasingly dependent upon its ability to secure arrangements with OEM partners that distribute the Company's products. These relationships allow the Company to generate additional revenues, expand its target market for annuity-based products and services, and build awareness of the MySoftware brand. OEM revenues accounted for 13.9% of the Company's revenues in 1998. The market for these relationships is highly competitive, and there can be no assurance that the Company will be successful in sustaining existing relationships or creating new relationships in the future. Although revenues from international sales of the Company's products have been insignificant in the past, the Company plans to seek out various international partners for the localization, marketing, and distribution of the Company's products. The markets that the Company plans to penetrate are highly fragmented and very competitive. There can be no assurance that the Company will be successful in penetrating these international markets.

The Company's strategy of becoming a direct marketing solutions company relies in part on the success of its new prospecting Web services. The Internet market is highly competitive and this service is relatively new to users. There is no assurance that the Company can successfully create the necessary traffic to its prospecting site or can convert such traffic and site visits into revenues.

Changes in Technology and Industry Standards; Timing and Quality of New Product Offerings
The Company believes that its future success will depend in large part upon its ability to keep pace with competitive offerings, to adapt to new operating systems, hardware platforms, media, and industry standards, and to provide additional functionality by enhancing its existing products and services and introducing new products and services on a timely basis. The development cycle for products and services utilizing new operating systems or formats may be significantly longer than the Company's current development cycle for products and services on existing operating systems and formats.
If the Company were unable to develop such products in a timely manner due to resource constraints or technological or other reasons, this inability would have a material adverse effect on the Company. Failure to develop and introduce new products and services and product/service enhancements in a timely fashion could result in significant product returns and inventory obsolescence and could have a material adverse effect on the Company. In addition, introduction or anticipation of new or improved products and services by others could also result in lower sales and increased product returns.

Dependence on Postal Regulations and Availability of Postal Information
The Company's line of mailing products, which in the aggregate accounted for 15% of the Company's net revenues in 1998, have been developed based on current USPS regulations ("Postal Service regulations"). Changes in Postal Service regulations, which historically have occurred frequently, could necessitate updating these products or could eliminate or reduce the usefulness of these products, which could adversely affect the Company's operating results. The Company licenses from an independent third-party address information and certain software code embodied in the MyDeluxeMailList and AddressChecker products that perform address correction, add ZIP+4 Codes and supply delivery point bar codes. There can be no assurance that the Company will be able to maintain or renew its relationship with this third party or that the code and information licensed to the Company will be error free or perform to the Company's specifications or in accordance with Postal Service regulations. Significant changes in Postal Service regulations or the inability to maintain or renew its relations with the independent party on acceptable terms or at all could have a material adverse effect on the Company. The Company must also obtain Postal Service certification on a bi-monthly basis in order to be able to supply, MyDeluxeMailList and AddressChecker users with CD-ROM updates in a timely manner. There can be no assurance that the Company will be able to continue to secure such certification on a timely basis, if at all, and the failure to do so could have a material adverse effect on the Company. Moreover, increased adoption of facsimile, electronic mail, or other alternative communications technologies could result in reduced use of the postal system, thereby adversely affecting the market for the Company's mailing products.

Fluctuations in Operating Results
The Company has experienced, and may continue to experience, significant fluctuations in operating results due to a variety of factors. These factors include: the size and rate of growth of the market for task-specific applications for small businesses and of the software market in general; market acceptance of the Company's products and services and those of its competitors; the timing and number of product enhancements and new product and services introductions by the Company and its competitors; the timing and extent of development and promotional expenses; the timing and delivery of partnership arrangements; product returns; changes in pricing policies by the Company and its competitors; accuracy of retailers' forecasts of consumer demand; timing of the receipt of orders from major retailer and distributor customers; cancellations or terminations by retail or distributor accounts; shelf space reductions; and delays in shipment. Products generally are shipped as orders are received, and accordingly, the Company historically has operated with little backlog. As a result, net revenues in any quarter are dependent on orders booked and shipped in that quarter. A significant portion of the Company's operating expenses are relatively fixed, and planned expenditures are based, in part, on expectations with regard to future sales. As a result, if net revenues do not meet the Company's expectations in any given quarter, operating results may be materially adversely affected. The Company's operating results can also be affected substantially by the timing of new product and services introductions, which may result in substantial increases in product returns and higher selling and marketing expenses. In response to competitive pressure, the Company may also take certain pricing or marketing actions that could have a material adverse effect on the Company. There can be no assurance that the Company will achieve consistent profitability on a quarterly or annual basis.

Competition
The market for the Company's products and services is intensely competitive, and is characterized by pressure to increase marketing and promotional activities, incorporate new features, release new product versions, and reduce prices. Existing software companies may broaden or enhance their product lines to compete with the Company's products and services, and other potential new competitors, including computer hardware manufacturers, diversified media companies, data providers and small business service companies, may enter or increase their focus on the small business software market, resulting in even greater competition for the Company. The Company's software products compete with task-specific products sold by Avery (labeling software), Intuit (invoicing/estimating software), The Learning Company (business card and labeling software and marketing material software), and several other companies of varying size and financial and marketing strength. The Company's products also compete with general purpose programs, such as word processing, database and desktop publishing products from major software companies, including Adobe, Lotus, Microsoft, and Corel. The Company believes that it would face increased competition from such general purpose programs if such programs were designed for greater ease-of-use of task-specific functions. The Company's Web services compete with the similar services provided by some large data provider like InfoUSA, iMarketinc, I-Rent-America, and Dun & Bradstreet. The Company believes that it will face increased competition from similar Web services provided by other data companies like Acxiom, First Data, Experian and others. In addition, new operating systems may incorporate features enabling users to accomplish small business marketing and other tasks currently addressed by the Company's software products.

The Company's strategy of focusing on its core and complementary products and services heightens the competitive risk. Many of the companies with which the Company currently competes, or may compete in the future, have greater financial, technical, marketing, sales, and customer support resources, as well as greater name recognition and access to customers, than the Company. The competition for retail shelf space and direct Internet selling is also likely to increase due to the proliferation of software products and companies. Failure to achieve and maintain unit sales volumes may result in loss of shelf space, which may, in turn, lead to further reductions in sales volumes.

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

The Company started offering its prospecting Web services in December 1998 and expects to see increased competition from other larger data companies in the very near future. There can be no assurance that the Company will have the resources required to successfully drive traffic to the Company's prospecting Web site or to convert such Web site traffic into revenues.

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

Dependence on the Internet
The success of the Company's future mailing-related products and services may rely on Internet distribution. The failure of Internet usage to grow could have a material adverse effect on the Company. The failure to drive and direct traffic to the Company's Web site or Web services could result in lower revenues and could have a material adverse effect on the Company financially.

Customer Concentration; Credit Risk
The Company sells its products principally to a limited number of major retailers and to distributors for resale to retailers. Such sales have constituted, and may continue to constitute, a majority of the Company's net revenues. In 1998, one distributor accounted for 37% of net revenues, and one retailer accounted for 15% of net revenues. None of the Company's distributors or retailers has a minimum purchase obligation. The loss of, or significant reduction in, sales volume attributable to any of the Company's principal distributors or retail accounts could materially and adversely affect the Company.

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

Risk of Product Returns
The Company has various stock balancing terms with distributors and retailers that allow distributors and retailers certain rights to return products. There can be no assurance that retailers and distributors will not seek and obtain additional return and credit rights. The Company also provides end-users with a 30-day money-back guarantee. It is difficult for the Company to ascertain current demand for its existing products, predict demand for newly introduced products or verify that inventories are appropriate for actual demand levels. Accordingly, the Company is exposed to the risk of product returns from retailers and distributors, particularly during times of product transition. In addition, promotional or other activities of competitors could cause returns to increase sharply at any time. The Company establishes allowances based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of the Company's products, and other factors. Product returns that exceed the Company's allowances could adversely affect the Company's operating results and financial condition.

Dependence on External Coding Contractors and Licensors
The Company generally develops internally the specifications for both new products and updates of its existing products. From time to time, the Company also licenses third-party products that are complementary to its core product line strategy. The Company relies primarily on two independent firms and licensors to perform the majority of the coding for its software products, including coding for new products and bug fixes, maintenance and updates for existing products. While the Company generally owns the code that is developed by these firms with the exception of licensed products, the base code used in developing the Company's brochures and business cards products is owned by the third-party coder. With respect to these products, the Company holds an irrevocable, non-exclusive license to copy and distribute the executable code complied form the base code and to make limited modifications. Although the agreements with these firms contain various protective terms, there can be no assurance that such provisions will effectively protect the Company's interests or that third-party coders will not develop or market any stand-alone desktop publishing software based on the base code that competes with the Company's products. The need to update the Company's software products over time, both for enhanced functionality and to take advantage of new operating platforms, increases the Company's dependence on these third-party coders and licensors. The Company may have less control over the scheduling and quality of the work of independent coders than it does over its own employees, and there can be no assurance that such coders or licensors will complete products for the Company on a timely basis, within acceptable guidelines, or at all. In addition, many independent coders or licensors have limited financial resources, which exposes the Company to the risk that such coders or licensors may go out of business prior to completing a project or require larger pre-payments from the Company. As independent coders are in high demand, there can be no assurance that independent coders, including those who have developed products for the Company in the past, will be available to provide coding services to the Company in the future. The Company has compensated third-party coders and licensors primarily through royalty payments, which have been partially prepaid to cover their costs. Even if the Company is able to secure coding services, increased demand for these services may allow third-party coders or licensors to negotiate more advantageous terms. There can be no assurance that the Company will be able to obtain or renew such coding or licensing agreements on favorable terms, or at all.

Capitalized Software Production Costs
The Company makes payments to third-party developers for software production costs. These payments are capitalized upon the establishment of technological feasibility, which is defined by the Company as the completion of a detailed design specification of the software and are amortized to cost of revenues during the period that the related product revenues are recognized. The on-going assessment of the realizability of these costs requires considerable judgment related to anticipated future product revenues, estimated economic lives, and changes in hardware and software technology. In the event that the future product revenues do not meet the anticipated forecasts, the unamortized software production costs could adversely affect the Company's financial statements. For example, the Company had a write-off of $1,296,000 in 1997.

Dependence on Third-Party Service Providers and Supplies
The Company relies on external service providers to perform most of its customer technical support and product assembly functions. One independent firm provides substantially all customer technical support for the Company's software products. The Company's agreement with this firm is terminable on 60 days notice by either party. This contractor also provides services to several larger companies, and there can be no assurance that demands from such companies or other factors will not result in termination by such contractor of its relationship with the Company. The unavailability of such firm to perform customer technical support for the Company would result in significant disruption to the Company's operations, could lead to customer dissatisfaction and could have a material adverse effect on the Company. The Company relies on two printers for packaging and two assembly houses to assemble and package its products and has only limited sources for some of its supplies. The Company does not have contracts with such assembly houses or suppliers. All of the Company's inventory of packaging components is maintained at third-party facilities. The Company's ability to assemble and package its products is dependent on continued relationships with these third parties. The failure of such third-party vendors to continue to provide supplies and services to the Company on a timely basis could have a material adverse effect on the Company.

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

Limited Protection of Intellectual Property and Proprietary Rights
The Company relies primarily on a combination of trademarks, copyright and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. The Company does not include in its products any mechanism to prevent or inhibit unauthorized copying. Unauthorized copying occurs within the software industry, and if a significant amount of unauthorized copying of the Company's products were to occur, the Company could be adversely affected. In addition, as the number of software products in the industry increases and the functionality of these products further overlaps, software developers, and publishers may increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Use of third-party coders or publishing of licensed products may increase the risk of infringement. In the event that the Company's third-party coders or licensors were to use infringing code in the Company's products, the Company could be required to pay damage or be subject to an injunction to prevent the Company from shipping its products. The third-party coders' liability to the Company for any infringement of copyrights, trade secrets, or patents is contractually limited to amounts received from the Company. Although the Company has not been the target of any actual, pending, or threatened intellectual property litigation, there has been substantial litigation regarding copyright, trademark, and other intellectual property rights involving computer software companies. Any such claims or litigation, with or without merit, could be costly and a diversion of management's attention, which could have a material adverse effect on the Company. Adverse determinations in such claims or litigation could also have a material adverse effect on the Company.

As part of the Company's general branding strategy, it attempts to limit the use of the "My" prefix by others in the software field. If the Company is unsuccessful in these efforts, the value of the Company's brand could be materially impacted.

Year 2000 Issues
The Company presently believes that the Year 2000 issues will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationship with customers or others. Additionally, the failure to correct a material Year 2000 problem could result in an interruption in certain normal business activities or operations. Such failure could materially and adversely affect the Company's systems, results of operations, liquidity and financial condition.

Possible Volatility of Stock Price
The Company believes factors such as quarterly fluctuations in its revenues or results of operations, general conditions in the computer hardware, software and Internet industries, and announcements of new products and services by the Company or by its competitors may cause the market price of the Common Stock to fluctuate, perhaps substantially. In addition, in recent years the stock market in general, and the prices of the stocks of technology companies in particular, has experienced large price fluctuations, sometimes without regard to the fundamentals of the particular company. These broad market and industry fluctuations may adversely affect the market price of the Company's Common Stock.

Anti-Takeover Provisions
The Company's Board of Directors has the authority to issue up to 2,000,000 shares of Preferred Stock and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of the Company's Common Stock will be subject to and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Issuance of shares of Preferred Stock could have the effect of making it more difficult for a third party to acquire a majority of outstanding voting stock of the Company. In addition, the Company is subject to anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of the Company. Certain other provisions of the Company's Certificate of Incorporation may have the effect of delaying or preventing changes in control or management of the Company, which could adversely affect the market price of the Company's Common Stock.

In addition, in June 1998 the Company adopted a share purchase rights plan, or poison pill. The Rights Plan could have the effect of discouraging, delaying or preventing an acquisition of the Company.

ITEM 2. PROPERTIES

As of December 31, 1998 MySoftware leased approximately 20,000 square feet of office space in Palo Alto, California, which facility includes its executive offices, marketing, sales, product development, and customer support. In addition, the Company also has a non-cancelable operating lease for approximately 3,000 square feet of office space in San Francisco from previous years. The Company entered into an agreement to lease its facilities under a certain non-cancelable operating lease extending through 2000.

During 1998, the Company entered into non-cancelable operating sublease agreements for its San Francisco office and a portion of its Palo Alto office. The Company received operating sublease revenues of $123,000 in 1998. The total future minimum lease payments to be received under these non-cancelable operating subleases are approximately $70,764, which are not reflected in the above table.

ITEM 3. LEGAL PROCEEDINGS

MySoftware is not a party to any legal proceedings.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

Since the Company's initial public offering of its Common Stock on June 15, 1995, the Company's Common Stock has been traded on the Nasdaq National Market ("Nasdaq") under the symbol "MYSW." As of December 31, 1998 there were 46 record holders of the Company's Common Stock. As of the same date, 4,458,950 shares of Common Stock were outstanding out of 20,000,000 shares of Common Stock authorized.

The following table sets forth the range of high and low sales prices per share of Common Stock for each of the periods indicated, as reported by Nasdaq.




                                                        High        Low
---------------------------------------------------------------------------
1997 by quarter:
First                                                  $ 4.38      $ 2.25
Second                                                   3.25        2.06
Third                                                    2.48        1.56
Fourth                                                   4.25        1.88

1998 by quarter:
First                                                  $ 4.25      $ 1.88
Second                                                   6.44        3.25
Third                                                    5.50        3.25
Fourth                                                  15.13        3.13


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

ITEM 6. MANAGEMENT'S DISCUSSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Overview
MySoftware designs, markets and supports a family of leading task-specific software applications and Internet services for small businesses, including home-based businesses. The Company provides users with powerful, easy-to-learn and easy-to-use solutions for business mailers, including tools for mail list management; postage savings; creating brochures, stationery, and postcards; and Internet tools to get prospects data. The Company also provides productivity tools for labels, invoices/estimates, Internet home pages, Web-based resumes and Web-based calendars. The Company's products are fully featured to meet the requirements of a particular task, yet they are easy to learn and easy to use. MySoftware places significant emphasis on consumer marketing techniques in developing products and building brand awareness. The Company's products are distributed primarily through computer software and office supply retailers, and are currently sold in approximately 5,000 stores throughout the United States and Canada.

Fiscal 1998 was a period during which the Company focused on stabilizing its cost and expenses structure and returning to profitability. Leveraging the Company's core strength in productivity software solutions for the small businesses and home offices, MySoftware introduced six new products under the My brand: in February 1998 - MyDataBase; in June 1998 - MyTypeArtist; in September 1998 - MyHolidayMailingKit; and in December 1998 - MyBusiness E-Mailer, MyBusinessPublisher and MyCreativeClipArt. The Company also introduced twelve new budget products under the ProVenture brand: in June 1998 - Business Cards, Label Maker, Mail List, DataBase, Brochures, and Stationery; and in September 1998 - Invoices and Estimates, Postcards, Newsletters, Presentations and Charts, Address Book, and Web Page Designer. In addition to its regular software application development, the Company also launched its first Internet services product, www.myprospects.com, for list prospecting in December 1998.

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

Net Revenues
MySoftware's net revenues increased 22% to $15.0 million in 1998, compared to $12.4 million in 1997. The Company's net revenues decreased 4% in 1997 from $12.9 million in 1996. The Company generates revenues primarily through the sale of software products to retailers and to distributors for resale to retailers. During 1998, approximately 3% of software sales were made directly to end-users. In addition, approximately 21% of total net revenues were generated by sales of complementary products, such as address-correction CD-ROM's, invoice forms and checks, and other supplies and related services during 1998. The Company also generated revenues of approximately 14% of total net revenues from sales of its products by strategic partners who typically bundle MySoftware products with their own products. Sales of software products to retail and end-users represented 67.0%, 81.3% and 81.6% of net revenues in 1998, 1997 and 1996, respectively.

The increase in net revenues in 1998 compared to 1997 was primarily the result of increased revenues through Original Equipment Manufacturers ("OEM") arrangements, as well as the Company's annuity products. The 1998 net revenues also benefited from the launch of a new seasonal promotional product, MyHolidayMailingKit, in September 1998. The decrease in net revenues in 1997 compared to 1996 was primarily the result of softness in the retail market for the Company's products.

In accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, the Company is required to defer revenue related to certain promotional product offerings. In the fourth quarter of 1998, the Company recorded deferred revenue of approximately $599,000 related to such promotional product offerings. This deferred revenue will be recognized as revenue by the Company upon redemption of the promotion by end-users or upon expiration of the promotion, whichever occurs first.

Gross Profits
The Company's gross profit margins were 72.1% in 1998, compared to 53.6% in 1997, and 69.3% in 1996. The increase in gross profit margin in 1998 from 1997 was primarily due to the success of cost restructuring efforts in 1998, as well as the write-off of software production costs related to product development in 1997. The decline in gross profit margin in 1997 from 1996 was primarily due to the write-off of software production costs related to product development.

Product Development Expenses
The Company's product development expenses were $1.9 million in 1998, compared to $2.2 million in 1997 and $2.0 million in 1996. As a percent of net revenues, product development expenses were 12.7% in 1998 compared to 18.0% in 1997 and 15.4% in 1996. The decrease in product development expenses as a percent of net revenues in 1998 compared to 1997 was primarily due to better management processes, more internal coding versus outside coding efforts as well as leveraging the existing code for budget category products. The increase in product development expenses as a percent of net revenues in 1997 from 1996 was primarily the result of lower revenues and the increased expense of developing new products in existing and new product categories.

Much of the Company's product development costs are coding costs or licensing costs paid to outside contractors or licensors, as well as internal development costs for its new Internet services. These outside development costs have been capitalized and amortized to the cost of revenues as the corresponding products are sold. The Company includes the costs of identifying and validating product concepts and features in sales and marketing expenses.

Sales and Marketing Expenses
Sales and marketing expenses were $6.0 million in 1998, compared to $6.4 million in 1997 and $6.3 million in 1996, representing 39.9%, 51.5% and 48.7% of net revenues, respectively. Sales and marketing expenses as a percent of net revenues decreased in 1998 from 1997 due to a reduction in headcount and the success of cost restructuring efforts. The increase in these expenses as a percentage of net revenues in 1997 from 1996 was primarily the result of the Company's efforts to introduce new products.

General and Administrative Expenses
General and administrative expenses were $2.6 million in 1998, $2.2 million in 1997 and $1.8 million in 1996, representing 17.6%, 17.7% and 14.2% of net revenues, respectively. The increase in absolute dollars in general and administrative expenses in 1998 from 1997 was primarily due to the increased expenses associated with the new chief executive officer's salary, investor relations efforts and the set up of new information technology infrastructure. The increase in absolute dollars in general and administrative expenses in 1997 compared to 1996 was attributable to expenses incurred to support the Company's creation of a division in San Francisco to publish Internet-related products. In 1997, the Company incurred $193,000 of restructuring expenses associated with the closing of the San Francisco division.

Acquired Technology
In January 1996, the Company wrote off acquired technology in the amount of $255,000, resulting from the Company's acquisition of technology from MediaTech, Inc., an Internet publishing tools company, which had not reached technological feasibility and had no alternative future use.

Interest Income
Interest income was $238,000 in 1998 compared to $309,000 in 1997 and $397,000 in 1996. The decreases in interest income in 1998 from 1997 and in 1997 from 1996 were the result of lower average cash balances during the year.

Provision for Income Taxes
Due to the reversal of deductible temporary differences, the Company had a net operating loss for income tax purposes in 1998 despite having net income for financial reporting purposes. In addition, based on the uncertainty of future realization of the deferred tax assets, the Company's management does not believe that it is more likely than not that sufficient future taxable income will be generated to realize all of the net deferred tax assets. Accordingly, a full valuation allowance has been recorded against the deferred tax assets.

Liquidity and Capital Resources
The Company's primary sources of financing have been net cash from operations, and in 1995, the proceeds from its initial public offering of common stock. Operating activities generated cash of $574,000 in 1998, used cash of $1.3 million in 1997, and generated cash of $1.4 million in 1996. The Company's cash and cash equivalents balance was $5.4 million on December 31, 1998.

Recent Accounting Pronouncement
In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 required entities to capitalize certain costs related to internal-use software once certain criteria have been met. The Company expects that the adoption of SOP 98-1 will not have a material impact on the Company's financial position, results of operations or cash flows. The Company will be required to adopt SOP 98-1 for the year ending December 31, 1999.

In April 1998, the AICPA issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires all start-up costs that were capitalized in the past to be charged immediately to expense when SOP 98-5 is adopted. The Company expects that the adoption of SOP 98-5 will not have a material impact on the Company's financial position, results of operations or cash flows.
The Company will be required to adopt SOP 98-5 for the year ending December 31, 1999.

In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 98-9 establishes the method of recognizing revenue for certain multiple-element software arrangements. The Company will be required to adopt SOP 98-9 for transactions entered into beginning January 1, 2000. The Company expects that the adoption of SOP 98-9 will not have a material impact on the Company financial position, results of operations or cash flows.

Year 2000 Issues

Background of Year 2000 Issues

Many currently installed computer systems and software use only two digits to identify a year in the date field and are unable to distinguish between twentieth and twenty-first century dates. Such systems, applications and/or devices could result in system failures or miscalculations causing disruptions of operations of any businesses, including, among other things, a temporary disability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such "Year 2000" requirements.

State of Readiness

The Company has undertaken various initiatives intended to help ensure that its computer equipment and software, as well as its software products, will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology systems, including accounting, data processing, communications networks such as the Internet and private Intranets, telephone/PBX systems, and miscellaneous systems as well as systems that are not commonly thought of as IT systems, such as fax machines, or other miscellaneous systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 assessment, remediation, and testing efforts.

Company's External Software Products

As of December 31, 1998, all of the Company's current software products for Windows 95 are Year 2000 compliant. Although the Company's software, which is designed for use with Windows 3.1, is not Year 2000 compliant, the Company provides upgrades to Windows 95 software products for a fee. In addition, the Company encourages its customers to upgrade to products compatible with Windows 95 through its written materials and during verbal communications with end-users. However, there is no guarantee for customers whose computer equipment and software are not Year 2000 compliant not to encounter any unforeseen problems or disruption to their systems.

Company's Internal Systems and Equipment

Based on an analysis of all systems potentially impacted by conducting business in the year 2000 and beyond, the Company applies a phased approach to make such systems/software applications, and accordingly operations, ready for the Year 2000. Beyond awareness of the issues and scopes of systems involved, the phases of activities in progress include: an assessment and evaluation of specific underlying computer systems, software applications and /or hardware; remediation or replacement of Year 2000 non-complaint technology; validation and testing of technologically compliant Year 2000 solutions; and the implementation of the Year 2000 compliant solutions. The following table outlines the status and the timing of such phased activities.



                                  Percentage Completed         Expectant
   Impacted Systems             As of December 31, 1998      Completion Date
---------------------           -----------------------      ---------------
Hardware and software systems
used to deliver services......             80%                   Q3 1999

Telecommunication equipment...             25%                   Q2 1999

Operability with internal systems
of customers and suppliers....             10%                   Q3 1999


Company's Vendors and Suppliers

The Company relies on two outside software vendors for some of its software coding, who has reported to the Company that they are Year 2000 compliant. The Company's operational suppliers are for the most part not date-sensitive for the services or capacity that they are serving the Company. However the Company cannot be certain such vendors will not encounter operational problems if any unforeseen problems related to Year 2000 should cause the vendors or suppliers any interruption of the services they provide the Company. If such interruption should occur, the Company does not foresee any major problems in replacing these vendors or suppliers and the cost of replacing such vendors and suppliers are not expected to materially adversely affect the Company financially.

Costs to Address Year 2000 Issues

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 issues is approximately $200,000. As of December 31, 1998, the Company had incurred costs of approximately $25,000 related to its Year 2000 identification, assessment, upgrading, remediation and testing efforts.

Year 2000 Issues

The Company presently believes that the Year 2000 issues will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationship with customers or others. Additionally, the failure to correct a material Year 2000 problem could result in an interruption in certain normal business activities or operations. Such failure could materially and adversely affect the Company's systems, results of operations, liquidity and financial condition.

Contingency Plans

The Company expects to develop contingency plans for key internal systems by mid-1999. This contingency planning includes, but is not limited to identifying additional vendors who could provide similar goods services on short notice. Management expects these plans to substantially reduce the risk of interruption, delay, or failure of key processes required for business operations, impact on the Company's results of operations or financial condition.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements included herein beginning on page 28.

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the Company's investment activities is to preserve principal and meet liquidity needs while at the same time maximizing the income we receive from our investments without significantly increasing risk. Most of the securities that the Company has invested in are not subject to significant market risk due to their short-term maturity. The Company maintains its portfolio of cash equivalents and short-term investments in a variety of investments, including U.S. Treasuries, U.S. Government Agencies, money market funds, Master Notes and Repurchase Agreements of AAA qualities with short-term maturities. As of December 31, 1998, all of the Company's investments mature on January 1, 1999.

                                   PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS
Information with respect to Directors may be found in the section captioned "Election of Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 19, 1999. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

The executive officers of the Company as of March 26, 1998 are as follows:

            NAME           AGE                 POSITIONS
-----------------------   -----   ---------------------------------------
Gregory W. Slayton.....    39     President, Chief Executive Officer and
                                  Director

Sharon S. Chiu.........    38     Vice President of Operations, Chief
                                  Financial Officer and Secretary

A biography of the principal occupation for the past five years of each of the executive officers is provided below.

Gregory W. Slayton joined the Company in December 1997 as President, Chief Executive Officer and a member of the Company's Board of Directors. From March 1996 to July 1997, Mr. Slayton was the President, Chief Operating Officer, and Director of ParaGraph International. In August 1994, Mr. Slayton co-founded Worlds, Inc. and served as Senior Vice President and Chief Financial Officer until November 1995. Prior to founding Worlds, Inc., Mr. Slayton served as Vice President and Chief Financial Officer at Paramount Technology Group of Paramount Communications Inc. Mr. Slayton was also a management consultant with McKinsey & Company for four years. Mr. Slayton serves on a number of high tech corporate Boards including inTest Corporation and is on the Board of Opportunity International, a large non-profit organization. Mr. Slayton holds a Bachelors of Arts in Economics from Dartmouth College magna cum laude and a Masters of Business Administration with Distinction from Harvard Business School.

Sharon S. Chiu joined the Company in November 1990 and has served in a number of financial, operational and managerial positions. Ms. Chiu has served as Chief Financial Officer, Vice President of Operations and Secretary since May of 1998. Ms. Chiu formerly held positions as Vice President, Director of Finance, Controller, and Manager of Operations and Accounting. Prior to joining the Company, Ms. Chiu served as Accounting Manager and Operations Manager at PC manufacturing companies and high-tech start-up companies. Ms. Chiu has a Bachelors Degree in Business Administration from National Taiwan University and a Masters of Business Administration from University of Illinois at Champaign and Urbana.

ITEM 10. EXECUTIVE COMPENSATION

Information with respect to this item will be set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 1999, and is incorporated herein by reference.

ITEM 11. SECURITIES OF OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

Information with respect to this item will be set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 1999, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item will be set forth in the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 19, 1999, and is incorporated herein by reference.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a)  Documents filed as part of this report

     1.  Financial Statements

          Independent Auditors' Report                    29

          Balance Sheets
          December 31, 1998 and 1997                      30

          Statements of Operations
          Years Ended December 31, 1998, 1997 and 1996	   31

          Statements of Stockholders' Equity
          Years Ended December 31, 1998, 1997 and 1996	   32

          Statements of Cash Flows
          Years Ended December 31, 1998, 1997 and 1996	   33

         Notes to Financial Statements                    34


2.       Exhibits:

          See Exhibits Index on page 45. The Exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this report.

(b)  Reports on Form 8-K:

     A Form 8-K was filed with Securities and Exchange Commission in connection with the adoption of the Rights Agreement in June 1998.

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


        Signature                       Title
--------------------------     ------------------------

/s/    David P. Mans           Chairman of the Board of  Directors
--------------------------
       David P. Mans

/s/  Gregory W. Slayton        President, Chief Executive Officer and Director
--------------------------     (Principal Executive Officer)
     Gregory W. Slayton

/s/    Sharon S. Chiu          Vice President of Operations and Chief
--------------------------     Financial Officer
       Sharon S. Chiu          (Principal Financial and Accounting Officer)

/s/    Grant M. Inman          Director
--------------------------
       Grant M. Inman

/s/    Donald F. Wood          Director
--------------------------
       Donald F. Wood

/s/    John J. Katsaros        Director
--------------------------
       John J. Katsaros

/s/    Emerick M. Woods        Director
--------------------------
       Emerick M. Woods

FINANCIAL STATEMENTS

As required under Item 7. Financial Statements and Supplementary Data, the financial statements of the Company are provided in this separate section. The financial statements included in this section are as follows:


                                                                 Sequentially
                                                                     Numbered
Financial Statement Description                                          Page
-----------------------------------------------------------------------------
  Independent Auditors' Report                                             29


  Balance Sheets
  December 31, 1998 and 1997                                               30


  Statements of Operations
  Years Ended December 31, 1998, 1997 and 1996                             31


  Statements of Stockholders' Equity
  Years Ended December 31, 1998, 1997 and 1996                             32


  Statements of Cash Flows
  Years Ended December 31, 1998, 1997 and 1996                             33


  Notes to Financial Statements                                            34

                            Independent Auditors' Report


The Board of Directors
MySoftware Company:


We have audited the accompanying balance sheets of MySoftware Company as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MySoftware Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.




                                                    KPMG LLP



Mountain View, California
February 5, 1999



                               MYSOFTWARE COMPANY
                                 Balance Sheets
                                                          December 31,
                                                 ----------------------------
                                                     1998           1997
                                                 ------------   ------------

Assets
Current assets:
 Cash and cash equivalents                       $  5,387,463   $  5,034,828
 Accounts receivable, net                           3,354,875      1,031,286
 Inventories                                          265,605        620,781
 Other current assets                                  87,524      1,019,089
                                                 ------------   ------------
  Total current assets                              9,095,467      7,705,984


 Property and equipment, net                          217,360        278,287
 Other assets                                         619,265        674,131
                                                 ------------   ------------
    Total assets                                 $  9,932,092   $  8,658,402
                                                 ============   ============


Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                $  1,088,052   $    848,045
 Accrued compensation                                 459,663        464,379
 Other accrued liabilities                          2,174,442      2,654,839
 Deferred revenue                                     599,006           ----
                                                 ------------   ------------
  Total current liabilities                         4,321,163      3,967,263


 Stockholders' equity:
  Preferred stock: $0.001 par value; 2,000,000
  shares authorized;
    None outstanding                                     ----           ----
  Common stock: $0.001 par value; 20,000,000
  shares authorized;
   4,458,950 and 4,235,866 shares issued and
   outstanding, respectively                            4,459          4,236
  Deferred compensation                              (249,375)          ----
  Additional paid-in capital                        9,258,559      8,568,393
  Accumulated deficit                              (3,402,714)    (3,881,490)
                                                 -------------   ------------
   Total stockholders' equity                       5,610,929      4,691,139
                                                 -------------   ------------
   Total liabilities and stockholders' equity    $  9,932,092    $ 8,658,402
                                                 =============   ============

                See accompanying notes to financial statements.



                               MYSOFTWARE COMPANY

                             Statements of Operations


                                           Years Ended December 31,
                               ----------------------------------------------
                                    1998            1997            1996
                               --------------  --------------  --------------

Net revenues                   $  15,038,139   $  12,353,090   $  12,872,575
Cost of revenues                   4,200,746       5,737,570       3,951,241
                               --------------  --------------  --------------
  Gross profit                    10,837,393       6,615,520       8,921,334
                               --------------  --------------  --------------


Operating expenses:
 Product development               1,915,015       2,221,712       1,988,881
 Sales and marketing               6,002,173       6,356,201       6,270,939
 General and administrative        2,644,907       2,184,769       1,831,183
 Restructuring charge                   ----         193,000            ----
 Write-off of acquired technology       ----            ----         255,000
                               --------------  --------------  --------------

  Total operating expenses        10,562,095      10,955,682      10,346,003
                               --------------  --------------  --------------

  Operating income (loss)            275,298      (4,340,162)     (1,424,669)

Interest income, net                 238,478         309,240         397,586
                               --------------  --------------  --------------

  Income (loss) before taxes         513,776     ( 4,030,922)    ( 1,027,083)

Income tax expense (benefit)          35,000            ----        ( 72,000)
                               --------------  --------------  --------------
  Net income (loss)                  478,776   $ ( 4,030,922)  $   ( 955,083)
                               ==============  ==============  ==============

  Basic net income (loss)
  per share                    $        0.11   $       (0.95)  $       (0.23)
                               ==============  ==============  ==============

  Shares used in computing
  basic net income (loss)
  per share                        4,370,010        4,233,366      4,233,486
                               ==============  ===============  =============

  Diluted net income (loss)
  per share                    $        0.10   $        (0.95)  $      (0.23)
                               ==============  ===============  =============

  Shares used in computing
  diluted net income (loss)
  per share                        4,697,047        4,233,366      4,233,486
                               ==============  ===============  =============

                   See accompanying notes to financial statements.



                                MYSOFTWARE COMPANY

                         Statements of Stockholders' Equity

                     Years Ended December 31, 1998, 1997 and 1996


                                  Addit-               Retained
                 Common Stock     ional     Deferred   Earnings      Total
                ----------------  Paid-in   Compen-  (Accumulated  Stockholders'
                 Shares   Amount  Capital   Sation      Deficit)      Equity
                --------- ------ ---------- -------   ------------  -----------
Balances as of
December 31,
1995            4,231,366 $4,232 $8,561,503 $  ----   $ 1,104,515 $ 9,670,250

Exercise of
stock options       2,000      2       ----     ---          ----           2
Net loss             ----   ----       ----    ----      (955,083)   (955,083)
                --------- ------ ---------- -------   -----------  ----------
Balances as of
December 31,
1996            4,233,366  4,234  8,561,503               149,432   8,715,169


Exercise of
stock options       2,500      2      6,890    ----          ----       6,892
Net loss             ----   ----       ----    ----    (4,030,922) (4,030,922)
                ---------  -----  --------- -------    ----------  ----------
Balances as of
December 31,
1997            4,235,866  4,236  8,568,393    ----    (3,881,490)  4,691,139


Exercise of
stock options     223,084    223    427,031    ----          ----     427,254
Deferred
compensation
related to
officer stock
bonus                ----   ----    263,135 (263,135)        ----        ----
Amortization of
deferred
compensation         ----   ----       ----   13,760         ----      13,760
Net income           ----   ----       ----     ----       478,776    478,776
                ---------  -----   --------  -------      --------   --------
Balances as of
December 31,
1998          $4,458,950  $4,459 $9,258,559 $(249,375) $(3,402,714) $5,610,929
              ==========  ====== ========== ========== ============ ==========


                       See accompanying notes to financial statements.

                                   MYSOFTWARE COMPANY

                                 Statements of Cash Flows


                                              Years Ended December 31,
                                      --------------------------------------
                                         1998         1997         1996
                                     ------------  ------------  ------------

Cash flows from operating activities:
Net income (loss)                     $  478,776   $ (4,030,922) $  (955,083)
Adjustments to reconcile net income
 (loss) to net cash provided by
 (used for) operating activities:
 Depreciation and amortization           771,621      2,117,859      658,478
 Amortization of deferred compensation    13,760           ----         ----
 Provisions for returns and doubtful
 accounts                             (1,149,196)       (57,002)   1,594,777
 Deferred income taxes                      ----        282,345      149,460
 Changes in operating assets and
 liabilities:
  Accounts receivable                 (1,719,823)        35,023      595,256
  Inventories                            355,176        (24,645)    (147,623)
  Other assets                           923,918       (199,001)    (667,438)
  Accounts payable                       240,007        118,578      (47,924)
  Deferred officers' compensation           ----            ---      (52,922)
  Deferred income taxes                     ----        (25,388)         ---
  Accrued compensation                    (7,778)        75,985       46,323
  Deferred revenue                       599,006           ----         ----
  Other accrued liabilities               68,095        362,364      238,766
                                       ----------      ---------    ---------
Net cash provided by (used for)
operating activities                     573,562     (1,344,804)   1,412,070
                                       ----------    -----------   ----------


Cash flows from investing activities:
Additions to property and equipment     (125,149)       (55,520)    (234,838)
Software production costs and other
 assets                                 (523,032)    (1,290,180)  (1,253,117)
                                       -----------   -----------  -----------
  Net cash used for investing
   activities                           (648,181)    (1,345,700)  (1,487,955)
                                       -----------   -----------  -----------


Cash flows from financing activities-
   Proceeds from exercise of stock
    options                              427,254          6,892            2
                                       -----------   -----------   ----------


Net increase (decrease) in cash and
 cash equivalents                        352,635     (2,683,612)     (75,883)

Cash and cash equivalents at beginning
 of year                               5,034,828      7,718,441    7,794,324
                                       -----------   -----------   ----------

Cash and cash equivalents at end of
 year                                $ 5,387,463    $ 5,034,829  $ 7,718,441
                                     ===========    ===========  ===========


Noncash financing activities:
 Deferred compensation related to
  officer stock bonus                $   263,135            ---          ---
                                     ===========    ============  ==========


                    See accompanying notes to financial statements.

                                   MYSOFTWARE COMPANY

                              Notes to Financial Statements

                       Years Ended December 31, 1998, 1997 and 1996

1.  Summary of Significant Accounting Policies

Nature of Business

MySoftware Company (the Company) develops, manufactures and markets small business application programs and Internet list services. The Company sells its products primarily through distributors and retail dealers.

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

Revenue Recognition and Deferred Revenue

Effective January 1, 1998, the Company adopted Statement of Position (SOP) 97-2, Software Revenue Recognition. Under SOP 97-2 revenue from product sales is recognized when evidence of the arrangement exists, delivery has occurred, the fee is fixed or determinable and collection is probable. The Company provides reserves for estimated returns of product sales to distributors and retail dealers and accrues for the estimated costs of providing customer support.

Under SOP 97-2, the Company is required to defer revenue related to certain promotional product offerings based on the relative fair value of undelivered products included in the promotional offering. As of December 31, 1998, the Company recorded approximately $599,000 of deferred revenue related to such promotional product offerings. The deferred revenue will be recognized as revenue by the Company upon delivery of the promotional products to end-users or upon expiration of the promotion, whichever occurs first.

Prior to 1998, the Company recognized revenue in accordance with SOP 91-1. Under SOP 91-1, revenue was recognized upon shipment of the product provided there were no remaining significant obligations and collection was probable. The Company provided reserves for estimated returns of product sales to distributors and retail dealers and accrued for estimated costs of providing customer support.

Other Comprehensive Income or Loss

The Company has no items of other comprehensive income or loss.

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

                                MYSOFTWARE COMPANY

Property and Equipment

Property and equipment, comprised primarily of computer equipment and furniture, are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years.

The Company reviews the recoverability of the carrying amount of its property and equipment assets whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In the event that facts and circumstances indicate that the carrying amount of assets may be impaired, an evaluation of recoverability would be performed and the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value is required. Fair value is determined by reference to discounted future cash flows over the remaining useful life of the related asset.

Software Development Costs

In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalizes its internal software development costs after technological feasibility has been established. Such amounts to date have not been significant in its software development efforts.

The Company makes payments to third-party developers for software production costs. These payments are capitalized upon the establishment of technological feasibility, which is defined by the Company as the completion of a detailed design specification of the software and are amortized to cost of revenues during the period that the related product revenues are recognized. The ongoing assessment of the realizability of the costs requires considerable judgment related to anticipated future product revenues, estimated economic life, and changes in hardware and software technology. The capitalized amounts paid to third-party developers for the years ended December 31, 1998, 1997 and 1996 aggregated $523,032 $1,179,660, and $1,197,217 respectively. Accumulated amortization aggregated $1,446,846 as of December 31, 1998.

Amortization of these software production costs is provided on a product-by-product basis. Annual amortization is the greater of the amount computed using the ratio of current product revenue to the total of current and anticipated future product revenue or the straight-line method over the remaining estimated economic lives of two years. Amortization expenses for the years ended December 31, 1998, 1997 and 1996, aggregated $585,544, $1,986,143, and $538,390, of which a write-off of $1,296,000 software production cost was included in 1997's expense. The write-off was related to certain products that are not strategic to the Company's future strategy.

Royalties

Royalties are accrued based on net sales pursuant to agreements with external software developers of software products published by the Company. Royalty costs, generally 2% of related revenues subject to certain maximum payment amounts, are included in cost of revenues.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with one financial institution. Management believes the financial risks associated with such deposits are minimal. Substantially all of the Company's accounts receivable are derived from sales to computer software distributors and retailers. Historically, the Company has not incurred material credit-related losses.

                               MYSOFTWARE COMPANY

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

A valuation allowance is established to reduce deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and, when dilutive, common equivalent shares from options to purchase common stock using the treasury stock method.

Net income used to calculate basic net income (loss) per share was identical to net income used to calculate diluted per share for all years presented. Following is a reconciliation of the common shares used to calculate basic net income per share to the common shares used to calculate diluted net income per share for 1998, 1997, and 1996:



                                       Years Ended December 31,
                           ----------------------------------------------
                                     1998        1997        1996
                                  ----------  ----------  ----------

Weighted-average common
 shares used to calculate
 basic net income (loss)
 per share                        4,370,010    4,233,366   4,233,486
Stock options                       327,037         ----        ----
                                  ----------   ----------  ----------
Weighted-average common shares
 used to calculate diluted net
 income(loss) per share           4,697,047    4,233,366   4,233,486
                                  ==========   ==========  ==========



Excluded from the computation of diluted loss per share for 1997 and 1996 are options to acquire 1,036,700 and 558,757 shares, respectively, of common stock with weighted-average exercise prices of $2.91 and $3.51, respectively, because their effect would be anti-dilutive.

Stock-Based Compensation

The Company accounts for its stock option plans using the intrinsic value method. Deferred compensation is amortized ratably over the vesting period.

Fair Value of Financial Instruments

The fair value of the Company's cash, receivables, and accounts payable approximate the carrying amount due to the relatively short maturity of these items.

                                MYSOFTWARE COMPANY

Disclosures About Segments of an Enterprise and Related Information

During 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The Company determines its reportable segments based principally upon the type of products sold.


2.  Balance Sheet Components

      Accounts Receivable

      A summary of accounts receivable follows:


                                                      December 31,
                                          ----------------------------------
                                                 1998            1997
                                            --------------  --------------
            Accounts receivable              $  4,030,161    $  2,310,338
            Allowance for returns and
             doubtful accounts                 (  675,286)     (1,279,052)
                                            --------------  --------------
                                            $   3,354,875   $   1,031,286
                                            ==============  ==============

Other Current Assets

      Other current assets consisted of
      the following:


                                                    December 31,
                                        ----------------------------------
                                                 1998             1997
                                          ----------------   --------------
      Prepaid income taxes                       -----       $    958,151
      Other                                     87,524             60,938
                                          ----------------   --------------
                                          $     87,524       $  1,019,089
                                          ================   ==============


Property and Equipment

      Property and equipment are as
      follows:

                                                    December 31,
                                        ---------------------------------
                                                 1998            1997
                                           ---------------  --------------

      Computer equipment and purchased
       software                            $   384,773      $    413,886
      Office equipment, furniture and
       fixtures                                139,613           174,831
      Leasehold improvements                     -----             1,547
                                           -------------    --------------
                                               524,386           590,264
      Less accumulated depreciation and
       amortization                           (307,026)         (311,977)
                                           -------------    --------------
                                           $   217,360      $    278,287
                                           =============    ==============


Other Assets
        Other assets consisted of the following:

                                                       December 31,
                                        -------------------------------------
                                                 1998             1997
                                            --------------   --------------
        Software production costs paid
         to third-party contractors,
         net of accumulated amortization    $    579,535     $    642,047
        Deposits                                  39,730           32,084
                                            --------------   --------------
                                            $    619,265     $    674,131
                                            ==============   ==============



                                 MYSOFTWARE COMPANY

                      Notes to Financial Statements, Continued

Other Accrued Liabilities
                A summary of other accrued liabilities follows:

<CAPTON>
                                                   December 31,
                                       -------------------------------------
                                              1998               1997
                                       ------------------  -----------------
           Customer prepayments        $     307,767       $    853,196
           Accrued advertising               657,905            250,444
           Accrued technical support          30,000            151,000
           Customer Deposit                  362,580            516,510
           Other                             816,190            883,689
                                        ------------------  ----------------
                                        $  2,174,442        $ 2,654,839
                                        ==================  ================



3.  Stockholders' Equity

    Officer Stock Bonus

    In June 1998, the Board of Directors granted a stock bonus of 60,000 shares of common stock, at no cost, to the Chief Executive Officer ("CEO"). Unvested shares are subject to a buy back provision and vest ratably over five years, with acceleration if certain performance conditions are achieved by the Company. The Company has recorded $263,135 as deferred compensation, which is being amortized ratably, over the vesting period.
    As the shares underlying the stock bonus had not been issued as of December 31, 998, the shares have been disclosed as outstanding stock options with a zero excise price in the tables below.

    Stock Options

    In September 1994, the Company granted five key employees an aggregate of 235,000 common stock options at an exercise price of $1.50 per share, the fair market value of the Company's common stock on the date of grant. These options vested ratably over three years and expire 10 years from the grant date.

    The Company adopted the 1995 Equity Incentive Plan (the Plan) in April 1995, and reserved 1,000,000 shares thereunder. The Plan provides for the grant of incentive stock options to employees of the Company and for the grant of nonstatutory stock options to employees and consultants of the Company. The Board of Directors administers the Plan and has the discretion to grant stock options. Exercise prices may not be less than 100% and 85% of the fair market value at the date of grant for incentive options and nonstatutory options, respectively. Options granted under the Plan generally vest over four years and expire 10 years from the grant date. In 1998, the Company granted 544,522 options under the Plan.

    The Company adopted the 1995 Nonemployee Directors' Plan in April 1995 and reserved 200,000 shares thereunder. The Nonemployee Directors' Plan provides for the automatic grant of nonstatutory stock options to nonemployee directors of the Company at the fair market value of the common stock on the date of grant. The term of all options granted under the Nonemployee Directors' Plan may not exceed 10 years or the end of the director's status as director. In 1998, the Company granted 10,000 options under the Nonemployee Directors' Plan.

    The Company adopted the 1998 Non-Officer Stock Option Plan (the "NOSOP") in November 1998 and reserved 215,000 shares thereunder. The NOSOP provides for the grant of non-qualified options to non-officer employees and consultants of the Company. The Board of Directors administers the NOSOP and has the discretion to grant stock options. Exercise prices may not be less than 100% of the fair market value at the date of grant. Options granted under the NOSOP generally vest over four years and expire 10 years from the grant date. The Company granted 185,000 options during 1998 under the NOSOP.

                                  MYSOFTWARE COMPANY

On September 12, 1996, the Company offered its employees a stock option repricing program that allowed employees to exchange on a one-for-one basis any options with an exercise price above the September 17, 1996 closing price of the MySoftware common stock, which was $4.00. As a result, 189,000 options were surrendered by eligible employees for repriced options. The vesting of the repriced options was extended by six months.

On November 16, 1998, the Company offered its employees a stock option repricing program that allowed employees to exchange on a one-for-one basis any options priced above $4.25 for options with an exercise price of $3.875 per share, which was the closing price of the MySoftware common stock on November 13, 1998. As a result, 135,500 options were surrendered by eligible employees for repriced options. The vesting of the repriced options was extended by six months.

The following table summarizes all stock option and stock bonus activities for the Company's stock option plans:


                                          Shares             Weighted
                                          under           average exercise
                                          Option          price per share
                                     ----------------    ------------------
Outstanding as of December 31, 1995       400,838         $      4.85

Granted                                   380,450                4.68
Expired or canceled                      (220,531)               7.96
Exercised                                (  2,000)               4.00
                                     ----------------
Outstanding as of December 31, 1996       558,757                3.51



Granted                                   584,000                2.48
Expired or canceled                      (103,557)               3.73
Exercised                                (  2,500)               1.50
                                     -----------------
Outstanding as of December 31, 1997     1,036,700                2.91


Granted                                   740,000                3.77
Expired or canceled                      (334,717)               4.30
Exercised                                (223,084)               1.95
                                      ----------------
Outstanding as of December 31, 1998     1,218,899                3.22
                                      ================

Available for grant at:
  December 31, 1998                       190,681
                                      ================


The following table summarizes information about stock bonus and stock options outstanding as of December 31, 1998:


                  Outstanding                           Exercisable
     -----------------------------------  ----------------------------------
                       Weighted-Avg. Weighted-                    Weighted-
Range of  Number       Remaining     Average         Number       Average
Exercise  Outstanding  Contractual   Exercise Price  Exercisable  Exercise
Prices                 Life                                       Price
--------  -----------  ------------  --------------  -----------  ----------
$  0.00        60,000   9.50 years      $  0.00         6,000      $  0.00
   1.50        46,000   6.50               1.50        46,000         1.50
1.80 - 2.75   468,136   8.79               2.48       168,668         2.51
3.63 - 7.00   624,763   9.40               3.88       108,970         4.01
   12.25       20,000   6.83              12.25        15,833        12.25
$0.00-12.25 1,218,899   9.02            $  3.22       345,471      $  3.25



                                  MYSOFTWARE COMPANY

The Company applies the intrinsic value method in accounting for its stock option plans and, accordingly, has not recognized compensation cost because the exercise price is equal to the fair market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value method as prescribed by SFAS No. 123, net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated in the table below (in thousands except per share amounts):



                                     1998          1997           1996
                                   --------      --------       --------
Net income (loss):
  As reported                      $  478,776  $ ( 4,030,922)  $ ( 955,083)
  Pro forma                          (212,187)   ( 4,513,944)   (1,276,711)


Net income (loss) per share-diluted:
  As reported                      $     0.10  $      ( 0.95)  $    ( 0.23)
  Pro forma                             (0.05)         (1.07)       ( 0.30)



The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                Expected dividend yield                          -
                Expected stock price volatility	             50.00%
                Risk-free interest rate	               4.58 - 6.22%
                Expected life of options                4 - 5 years

The weighted-average fair value of options granted during 1998, 1997, and 1996 was $1.66, $1.25, and $2.44 per share, respectively.

4.  Segment and Geographic Information

The Company is principally engaged in the development, marketing and manufacturing of small business application programs and Internet services. The Company's main products provide solutions for creating customized, professional-quality mailing lists, brochures, labels, business cards, invoices/estimates, and other marketing communications materials. The Company also markets annuity-based mailing products and services which complement the Company's existing mailing software products.

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which the Company has adopted in 1998.

The Company identifies such segments based principally upon the type of products sold. The accounting policies of these reportable segments are the same as those described for the consolidated entity. The Company evaluates the performance of its operating segments based on revenues, gross profit and segment operating income. The Company does not assess the performance of its segments on other measures of income or expense, such as depreciation and amortization, interest revenue and expense, income taxes or net income. In addition, as the Company's assets are primarily located in its corporate office in the United States and not allocated to any specific segment, the Company does not produce reports for or measure the performance of its segments based on any asset-based metrics. Therefore, segment information, is presented only for revenues and modified operating income.

The Company has not separately reported segment information on a geographic basis, as international sales represent less than 1% of net revenue for the year ended December 31, 1998.

                                 MYSOFTWARE COMPANY

The following segment information is provided for the years ended December 31, 1998, 1997 and 1996 (in thousands):


                                 Segment Information
                        For the year ended December 31, 1998
                        ------------------------------------
                 Mailing    Mail     Other     New     OEM    Other   Total
                  Retail   Annuity   Retail   Retail
                --------- --------- -------- --------  -----  ------- -------
Net revenues    $  2,254  $  1,790  $ 4,820  $  2,681  $2,088 $ 1,405 $15,038
Cost of revenues     705       253    1,335       800     388     720   4,201
                --------- --------- -------- --------- ------ ------- -------
   Gross profit    1,549     1,537    3,485     1,881   1,700     685  10,837
Segment operating
 expenses          1,521     1,371    1,640     1,099     813   1,202   7,646
                --------- --------- -------- --------- ------ ------- -------
Segment profit
 (loss)         $     28  $    166  $1, 845  $    782  $  887 $  (517)  3,191
                ========= ========= ======== ========= ====== ========

General and administrative expenses                                   ( 2,645)
Bonus expense not allocated to segments                                (  270)
Interest income, net                                                      238
                                                                      -------
Income before taxes, as reported                                      $   514
                                                                      =======



                               Segment Information
                       For the year ended December 31, 1997
                       ------------------------------------

                    Mailing    Mail     Other     OEM    Other   Total
                     Retail   Annuity   Retail
                   --------- --------- --------  ------ ------- -------
Net revenues       $  2,338  $  1,159  $  6,552  $1,053 $ 1,251 $12,353
Cost of revenues      1,823       248     3,090     266     311   5,738
                   --------- --------- --------  ------ ------- -------
   Gross profit         515       911     3,462     787     940   6,615
Segment operating
 expenses             1,059       820     5,825     498     375   8,577
                   --------- --------- --------  ------ ------- -------
Segment profit
 (loss)            $   (544) $     91  $ (2,363) $  289 $   565  (1,962)
                   ========= ========= ========= ====== ======== =======


General and administrative expenses                             ( 2,185)
Restructuring charges                                             ( 193)
Interest income, net                                                309
                                                             -----------
Income before taxes, as reported                             $   (4,031)
                                                             ===========



                                 MYSOFTWARE COMPANY


                                Segment Information

                        For the year ended December 31, 1996
                        ------------------------------------

                     Mailing    Mail     Other    OEM   Other    Total
                     Retail   Annuity   Retail
                    --------- --------- -------- ----- -------- --------
Net revenues        $  2,764  $   559   $  7,526 $ 548 $ 1,475  $ 12,872
Cost of revenues         884      214      2,271    26     556     3,951
                    --------- --------- -------- ----- -------- --------
    Gross profit       1,880      345      5,255   522     919     8,921
Segment operating
 expenses              2,009      337      5,053   466     395     8,260
                    --------- --------- -------- ----- -------- --------
Segment profit
 (loss)             $   (129) $     8   $    202 $  56 $   524       661
                    ========= ========= ======== ===== ========

General and administrative expenses                              ( 1,831)
Write-off of acquired technology                                   ( 255)
Interest income, net                                                 398
                                                                ---------
Income before taxes, as reported                                $ (1,027)
                                                                =========


The following is a brief summary of the types of products and services from which each segment derives its revenues:

Mailing Retail Products include software products and applications that were designed for mailing list management and sold through the direct retail channel.

Mail Annuity Products include annuity-based products that were designed to correct addresses on the consumers' data base to take advantage of postal savings and are sold directly to end-users.

Other Retail Products include all other marketing communication software products and applications that were sold through the direct retail channel.

New Retail Products include new retail products sold through the direct retail channel products that were released in 1998.

OEM Products include sales of various products via the Original Equipment Manufacturing channel.

The segment operating expenses include all operating expenses except for general and administrative expenses and bonus expense which are not evaluated on a segment basis by the Company.

The following tables summarize sales to customers when sales to such customers exceeded 10% of revenues as well as the amounts due from these customers as a percentage of total gross accounts receivable.




                                       Years ended December 31,
                                    ------------------------------
Percentage of net revenues         1998         1997         1996
----------------------------------------------------------------------
Customer A                           37%          37%          34%
Customer B                           15%          20%          29%



                                 MYSOFTWARE COMPANY


                                                           December 31,
                                                           ------------
Percentage of total accounts receivable as of             1998      1997
--------------------------------------------------------------------------
Customer A                                                 56%       61%
Customer B                                                 17%       17%




5.  Income Taxes

The components of income tax expense (benefit) for the years ended December 31, 1998, 1997, and 1996 are as follows:




                                        1998          1997          1996
                                    -----------    -----------   -----------
   Income taxes:
    Current:
     Federal                        $  20,774      $ ( 282,345)   $ (221,459)
     State                                800              ---           ---
     Foreign                           13,426              ---           ---
                                    -----------    ------------   ----------
       Total current                   35,000        ( 282,345)     (221,459)
                                    -----------    ------------   ----------
   Deferred:
     Federal                              ---           282,345       43,482
     State                                ---               ---      105,977
                                    -----------    ------------   ----------
       Total deferred                  35,000           282,345      149,459
                                    -----------    ------------   ----------
       Total income tax expense
        (benefit)                   $  35,000      $        ---   $  (72,000)
                                    ===========    ============   ==========




The following table reconciles the expected corporate federal income tax expense (benefit) computed by multiplying the Company's income (loss) before income taxes by 34% to the Company's reported income tax expense (benefit) for the years ended December 31, 1998, 1997, and 1996:




                                          1998          1997         1996
                                       ----------  -------------- ----------
Expected income tax expense (benefit)  $  174,684  $  (1,370,241) $ (349,208)
State income taxes, net of federal
 tax effect                                   528              -      70,473
Change in valuation allowance            (187,447)       282,345     281,600
Research and development tax credits            -              -     (83,711)
Unutilized losses                               -      1,029,478           -
Non-deductible expenses                    13,035         57,890           -
Foreign withholding tax                    13,426              -           -
Other                                      20,774            528       8,846
                                       ----------   -------------- ----------
Actual income tax expense (benefit)    $   35,000   $          -   $ (72,000)
                                       ==========   ============== ==========


                                  MYSOFTWARE COMPANY

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets as of December 31, 1998 and 1997 are as follows:


                                           1998             1997
                                      --------------   --------------
   Deferred tax assets:
    Accrual and reserves              $     811,923    $   1,340,235
    Net operating loss carryforwards      1,065,861          489,843
    Tax credit carryforwards                679,434          468,533
                                      --------------   --------------
      Total gross deferred tax assets     2,557,218        2,298,611
   Less valuation allowance               2,557,218        2,298,611
                                      --------------   --------------
      Net deferred tax assets         $           -    $           -
                                      ==============   ==============



The net change in the total valuation allowance for the year ended December 31, 1998 was an increase of $258,607. The Company's accounting for deferred taxes under SFAS No. 109 involves the evaluation of a number of factors concerning the realizability of the Company's deferred tax assets. To support the Company's conclusion that a 100% valuation allowance was required, management primarily considered such factors as the Company's history of operating losses, the nature of the Company's deferred tax assets and the absence of taxable income in prior carryback years. Although management's operating plans assume taxable and operating income in future periods, management's evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that such plans are not considered sufficient to overcome the available negative evidence.

As of December 31, 1998, the Company has federal and California net operating loss carryforwards of approximately $2,722,000 and $2,404,000, respectively, which expire in various years through 2018 and 2003, respectively. The Company also has federal and California research and development tax credit carryforwards of approximately $365,000 and $259,000, respectively. The federal credits expire between 2010 and 2018. The Company also has federal minimum tax credit and foreign tax credit carryforwards of approximately $38,000 and $18,000, respectively. The foreign tax credit expires between 2002 and 2003.

Included in gross deferred tax assets above is approximately $235,000 related to stock option compensation for which the benefit, when realized, will be recorded directly to stockholders' equity.

6.     Commitments

Leases
The Company has entered into agreements to lease its facilities under certain non-cancelable operating leases extending through 2000. Future minimum lease commitments under these leases are as follows:



          Year ending December 31,
          ------------------------
                 1999               523,161
                 2000               163,707
                                  -----------
                                  $ 686,868
                                  ===========



Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $501,023, $419,815, and $263,000, respectively. During 1998, the Company entered into non-cancelable operating sublease agreements for its San Francisco office and a portion of its Palo Alto office. The Company received operating sublease revenues of $123,000 in 1998. The total future minimum lease payments to be received under these non-cancelable operating subleases are approximately $70,764, which are not reflected in the above table.

Bonus Plan
During 1998, the Company instituted a new bonus plan to replace the previous profit sharing plan. The Company's contributions to its employee bonus plan are made at the Company's discretion. Contributions to the bonus plan amounted to $401,607 for the year ended December 31, 1998.

                                   EXHIBITS INDEX


                                      Incorporated by Reference
Exhibit
Number           Exhibit Description         Form    Date
--------   ------------------------------   ------  -------

  3.1      Certificate of Incorporation       S-1   6/20/95

  3.2      Bylaws                             S-1   6/20/95

  10.1     Form of Indemnity Agreement for
           officers and directors             S-1   6/20/95

  10.2     Form of Indemnity Agreement for
           officers and directors             S-1   6/20/95

  10.3     1995 Equity Incentive Plan
           (the "1995 Plan")                  S-1   6/20/95

  10.4     Form of Incentive Stock Option
           under the 1995 Plan                S-1   6/20/95

  10.5     Form of Nonstatutory Stock Option
           under the 1995 Plan                S-1   6/20/95

  10.6     1995 Non-Employee Directors' Stock
           Option Plan (the "Directors' Plan")S-1   6/20/95

  10.7     Form of Stock Option under the
           Directors' Plan                    S-1   6/20/95

  10.8     Lease Agreement by and between
           MySoftware and 2197 E. Bayshore
           Road Partnership dated February 25,
           1993, as amended                   S-1   6/20/95

  10.9     Software Development Agreement
           by and between MySoftware and
           Micro-Burst, Inc. dated October 11,
           1993 ("the October 11, 1993
           Agreement")                        S-1   6/20/95

  10.10    Software Development Agreement
           by and between MySoftware and
           Micro-Crafts, Inc. dated September
           13, 1993 ("the September 13, 1991
           Agreement")                        S-1   6/20/95

  10.11    Amendment to the September 13,
           1991 Agreement between MySoftware
           and MicroCrafts, Inc., dated
           October 10, 1994                   S-1   6/20/95

                                EXHIBITS INDEX
                                 (Continued)


                                      Incorporated by Reference
  Exhibit
  Number         ExhibitDescription          Form      Date
----------   ---------------------------    -------  --------
  10.12      Software Development Agreement
             by and between MySoftware and
             Micro-Crafts, Inc. dated October
             18, 1992 ("the October 18, 1992
             Agreement")                      S-1     6/20/95

  10.13      Amendment to the October 18,
             1992 Agreement between MySoftware
             and MicroCrafts, Inc., dated
             October 10, 1994                 S-1     6/20/95

  10.14      Software Development Agreement
             by and between MySoftware and
             Micro-Crafts, Inc. dated December
             10, 1993)                        S-1     6/20/95

  10.15      Software Purchase Agreement and
             Assignment of Copyright dated
             January 15, 1996 by and between
             MySoftware and Mediatech, Inc.   10-K    12/31/95

  10.16      Amendment to Lease Agreement
             dated June 30, 1995              10-K    12/31/95

  10.17      Lease Agreement by and between
             MySoftware and Birmingham
             Properties, Inc. dated October
             8, 1996                          10-KSB  12/31/96

  10.18      Third Amendment to Lease
             Agreement by and between
             MySoftware and Holvick Family
             Trust, dated January 31, 1997    10-KSB  12/31/96

  10.19      Rights Agreement                  8-K     6/15/98

  10.20      1998 Non-Officer Stock Option
             Plan                              S-8     12/14/98

  10.21      Data Agreement with the Polk
             Company                           N/A       N/A

  10.22      Data Agreement with Experian
             Information Solutions, Inc.       N/A       N/A

   23.1      Consent of KPMG LLP               N/A       N/A

   27.1      Financial Data Schedule           N/A       N/A

                                     EXHIBIT 23.1

                            CONSENT OF INDEPENDENT AUDITOR




The Board of Directors
MySoftware Company

We consent to incorporation by reference in the registration statements
(No. 33-91898 and No. 333-68841) on Form S-8 of MySoftware Company of our report dated February 5, 1999, relating to the balance sheets of MySoftware Company as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which report appears in the December 31, 1998 annual report on Form 10-KSB of MySoftware Company.




                                                       KPMG LLP



Mountain View, California
March 26, 1999