Form 10QSB
period 1999-03-31
MYSOFTWARE CO
filed 1999-05-07
CIK 944950

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                         ____________________________


                                 FORM 10-QSB

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1999

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


The number of shares outstanding of the registrant's common stock as of March 31, 1999 was 4,501,840.

Transitional Small Business Disclosure Format (check one):
Yes         No    X

                              MYSOFTWARE COMPANY

                                 FORM 10-QSB

                For the Quarterly Period Ended March 31, 1999

                               Table of Contents


Part I. Financial Information	Page

        Item 1. Financial Statements

                a) Condensed Balance Sheets
                   as of March 31, 1999 and December 31, 1998              3

                b) Condensed Statements of Operations
                   for the three months ended March 31, 1999 and 1998      4

                c) Condensed Statements of Cash Flows
                   for the three months ended  March 31, 1999 and 1998     5

                d) Notes to Financial Statements                           6

        Item 2. Management's Discussion and Analysis or Plan of Operation  8


Part II. Other Information

        Item 6. Exhibits and reports on form 8-K                          13

Signatures                                                                14



                         Part I. Financial Information
                         Item 1. Financial Statements

                              MYSOFTWARE COMPANY
                           CONDENSED BALANCE SHEETS
                     March 31, 1998 and December 31, 1998
                                 (Unaudited)
                       (in thousands except share data)



                                            March 31,        December 31,
                                           -----------      --------------
                                              1999               1998
                                           -----------      --------------
ASSETS
  Current assets:
   Cash and cash equivalents                $   4,711        $   5,387
   Accounts receivable, net                     5,212            3,355
   Inventories                                    559              266
   Other current assets                           305               88
                                           -----------       -------------
    Total current assets                       10,787            9,096

  Property and equipment, net                     390              217
  Other assets                                    516              619
                                           -----------       -------------
    Total assets                            $  11,693         $  9,932
                                           ===========       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Accounts payable                         $   2,295         $  1,088
   Accrued compensation                           467              460
   Other accrued liabilities                    1,421            2,174
   Deferred revenues                            1,470              599
                                           -----------       -------------
    Total current liabilities                   5,653            4,321


   Stockholders' equity:
    Preferred stock; $0.001 par value; 2,000,000
     shares authorized; none outstanding          -----           -----
    Common stock; $0.001 par value; 20,000,000
     shares authorized; 4,501,840 and 4,458,950
     shares issued and outstanding                  5                4
    Deferred compensation                        (230)            (249)
    Additional paid-in capital                  9,369            9,259
    Accumulated deficit                        (3,104)          (3,403)
                                            -----------      ------------
     Total stockholders' equity                 6,040            5,611
                                            -----------      ------------
 Total liabilities and stockholders' equity  $ 11,693         $  9,932
                                            ===========      ============

                  See accompanying notes to financial statements.


                               MYSOFTWARE COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS
                           For the three months ended
                             March 31, 1999 and 1998
                                  (Unaudited)

                      (in thousands except per share data)


                                                 1999             1998
                                              ----------       ----------
  Net revenues                                 $  4,318         $  3,130
  Cost of revenues                                1,396            1,056
                                              ----------       ----------
   Gross profit                                   2,922            2,074
                                              ----------       ----------

  Operating expenses:
   Research and development                         562              327
   Sales and marketing                            1,550            1,482
   General and administrative                       568              516
                                              ----------       ----------
                                                  2,680            2,325
                                              ----------       ----------

    Operating income (loss)                         242             (251)
  Interest income, net                               66               61
                                              ----------       ----------
    Income (loss) before taxes                      308             (190)
  Income tax expense                                  9              ---
                                              ----------       ----------
    Net income (loss)                          $    299         $   (190)
                                              ==========       ==========

  Basic net income (loss) per share            $   0.07         $  (0.04)
                                              ==========       ==========

  Shares used in computing
   basic net income (loss) per share              4,484            4,257
                                              ==========       ==========

  Diluted net income (loss) per
   share                                       $   0.06         $  (0.04)
                                              ==========       ==========

  Shares used in computing diluted
   net income (loss) per share                    5,423            4,257
                                              ==========       ==========

                  See accompanying notes to financial statements.



                                MYSOFTWARE COMPANY
                        CONDENSED STATEMENTS OF CASH FLOWS
                           For the three months ended
                             March 31, 1999 and 1998
                                   (Unaudited)

                                 (in thousands)


                                                1999               1998
                                             ----------         ----------
  Cash flows from operating activities:

   Net income (loss)                          $    299           $   (190)
   Adjustments to reconcile net income
    (loss) to net cash used for operating
    activities:
    Depreciation and amortization                  197                184
    Amortization of deferred compensation           20                ---
    Provision for returns and doubtful accounts    (36)              (479)
    Changes in operating assets and liabilities:
     Accounts receivable                        (1,927)               349
     Inventories                                  (293)               167
     Other assets                                 (205)               (10)
     Accounts payable                            1,207                (90)
     Accrued compensation                          ( 7)               (60)
     Deferred revenues                             871                ---
     Other accrued liabilities                    (648)                41
                                              -----------        -----------
      Net cash used for operating activities      (508)               (88)
                                              -----------        -----------

  Cash flows from investing activities:

   Additions to property and equipment            (218)               ---
   Software production costs and other assets      (61)              (217)
                                              -----------        -----------
    Net cash used for investing activities        (279)              (217)
                                              -----------        -----------

  Cash flows from financing activities:
   Proceeds from exercise of stock options         111                 71
                                              -----------        -----------
    Net provided by financing activities           111                 71
                                              -----------        -----------

   Net decrease in cash and cash equivalents      (676)              (234)

   Cash and cash equivalents at beginning of
    period                                       5,387              5,035
                                              ----------         ----------
   Cash and cash equivalents at end of period  $ 4,711            $ 4,801
                                              ==========         ==========

                See accompanying notes to financial statements.



                             MYSOFTWARE COMPANY
                   NOTES TO CONDENSED FINANCIAL STATEMENTS


  1.  Basis of Presentation

  In the opinion of management, the accompanying unaudited balance sheets, statements of operations, and statements of cash flows include all material adjustments necessary for their fair presentation. The interim results presented are not necessarily indicative of results for a full year. Certain reclassifications have been made for consistent presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's 1998 Annual Report on Form 10-KSB.


  2.  Per Share Computation

  Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period presented. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and potential common stock using the treasury stock method, when dilutive. The difference between shares used for basic net income per share and diluted net income per share for the three-month period ended March 31, 1999 is comprised of the weighted average number of common stock options outstanding during the period. A total of 86,376 common equivalent shares with a weighted average exercise price of $2.96 was not included in the computation of diluted loss per share for the three-month period ended March 31, 1998 because their effect would have been antidilutive.


  3.  Recent Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will be required to implement SFAS No. 133 for fiscal 2000 and does not believe its adoption will have an effect on its financial statements.

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

                               MYSOFTWARE COMPANY
                NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED


  The Company identifies such segments based principally upon the type of products sold. There have been no significant changes in operating segments or the basis of measurement of segment profit(loss) since December 31, 1998.

  The following segment information is provided for the three months ended March 31, 1999 and 1998 (in thousands):



                          Mailing     Core      Other
                          Retail     Annuity    Retail   OEM   Other   Total
                         ---------  ---------  -------- ----- ------- -------

  For the three months
   ended March 31, 1999
  Net revenues           $  1,283   $   442    $ 1,696  $ 488 $  411  $ 4,318
  Cost of revenues            469        49        594    133    152    1,396
                         ---------  ---------  -------- ----- ------- --------
    Gross profit              814       393      1,102    355    259    2,922
  Segment operating
  expenses                    468       293        501     94    757    2,112
                         ---------  ---------  -------- ----- ------- --------
  Segment profit (loss)  $    346   $   100    $   601  $ 261 $ (498)     810
                         =========  =========  ======== ===== =======

  General and administrative expenses                                    (568)
  Interest income, net                                                     66
                                                                      --------
  Income before taxes, as reported                                    $   308
                                                                      ========



                          Mailing     Core      Other
                          Retail     Annuity    Retail    OEM   Other   Total
                         ---------  ---------  --------  ----- ------- -------
  For the three months
   ended March 31, 1998
  Net revenues           $    592   $   306    $  1,275  $ 373 $  584  $ 3,130
  Cost of revenues            172         8         515    149    213    1,056
                         ---------  ---------  --------  ----- ------- -------
    Gross profit              420       298         760    224    371    2,074
  Segment operating
   expenses                   449       355         676    218    111    1,809
                         ---------  ---------  --------  ----- ------- -------
  Segment profit (loss)  $    (28)  $   (57)   $     84  $   6 $  260      265
                         =========  =========  ========  ===== =======

  General and administrative expenses                                     (516)
  Interest income, net                                                      61
                                                                       -------
  Income before taxes, as reported                                     $  (190)
                                                                       =======



        Item 2. Management's Discussion and Analysis or Plan of Operation

  In addition to historical information contained herein, the following discussion contains words such as "intends," "believes," "anticipates," "plans," "expects" and similar expressions which are intended to identify forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in these forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed below as well as the factors discussed in the Company's Form 10-KSB for the fiscal year ended December 31, 1998. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


  Results of Operations

  Net revenues for the three months ended March 31, 1999 increased $1.2 million, or 38 percent, to $4.3 million, compared with net revenues of $3.1 million for the corresponding quarter in 1998. The increase in first quarter revenue was due primarily to the Company's continued success in the retail, Original Equipment Manufacturers (OEM) and direct sales channels. During the quarter, the Company also benefited from sales of MyContactManager and Office Builder, which were introduced in the first quarter of 1999.

  Gross profit for the three months ended March 31, 1999 increased 41 percent to $2.9 million, from $2.1 million in the same period in 1998. Gross margin for the first quarter of 1999 was 67.7 percent, compared to 66.3 percent for the same period in 1998. The increase in the gross profit for the quarter was primarily due to a lower cost of goods structure that was established in 1998. The Company's gross margins vary from period to period due primarily to changes in product mix, the timing and nature of promotional activities, changes in product return levels, and the amortization of capitalized software production costs.

  The Company's total operating expenses for the three months ended
  March 31, 1999 increased 15 percent to $2.7 million, from $2.3 million for the corresponding period in 1998. The increase in operating expenses resulted primarily from higher product development and marketing expenses.

  Product development expenses increased 72 percent to $562,000 in the three months ended March 31, 1999, from $327,000 in the same period in 1998. The increase in product development expenses was mainly due to the development and enhancement of the Company's Internet direct marketing services.

  Sales and marketing expenses increased 5 percent to $1.6 million in the first quarter of 1999, from $1.5 million for the corresponding period in 1998. Sales and marketing expenses increased principally as a result of higher marketing expenses associated with its Internet direct marketing services, MyProspect.com.

  General and administrative expenses increased 10 percent to $568,000 in the three months ended March 31, 1999, from $516,000 in the same period of 1998, primarily as a result of an increase in systems expenses to support its Internet services.

  The Company had an operating income of $242,000 for the three months ended March 31, 1999, compared to operating loss of $190,000 in the comparable period of 1998.

  Net interest income was $66,000 for the quarter ended March 31, 1999, compared to $61,000 for the comparable period of 1998. The increase in interest income was due primarily to higher cash balances in the first quarter of 1999 period compared to the first quarter of 1998.

  Due to the loss carryforwards from prior years, the Company reported a $9,000 income tax expense for the three months ended March 31, 1999, compared to no income tax expense for the same period of 1998.

  The resulting net income for the three months ended March 31, 1999 was $299,000, compared to net loss of $190,000 in the comparable period in 1998.

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

  As of March 31, 1999, the Company had $4.7 million in cash and cash equivalents and had no debt. The Company believes that its existing cash, its ability to obtain additional credit, and cash generated by operations will be sufficient to meet its working capital needs at least through 1999.

  Recent Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will be required to implement SFAS No. 133 for fiscal 2000 and does not believe its adoption will have an effect on its financial statements.

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

  State of Readiness

  The Company has undertaken various initiatives intended to help ensure that its computer equipment and software, as well as its software products, will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology systems, including accounting, data processing, communications networks such as the Internet and private Intranets, telephone/PBX systems, and other miscellaneous systems. "Computer equipment and software" also include systems that are not commonly thought of as IT systems, such as fax machines, or other miscellaneous systems. In addition, IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 assessment, remediation, and testing efforts.

  Company's External Software Products

  As of March 31, 1998, all of the Company's current software products for Windows 95 are Year 2000 compliant. Although the Company's software which is designed for use with Windows 3.1, is not Year 2000 compliant, the Company provides upgrades to Windows 95 software products for a fee. In addition, the Company encourages its customers to upgrade to products compatible with Windows 95 through its written materials and during verbal communications with end-users. There is no assurance that customers whose computer equipment and software are not Year 2000 compliant will not encounter unforeseen problems or disruption to their systems.

  Company's Internal Systems and Equipment

  Based on an analysis of all systems potentially impacted by conducting business in the year 2000 and beyond, the Company applies a phased approach to make such systems, software applications and, accordingly, operations are ready for the Year 2000. Beyond awareness of the issues and the scope of systems involved, the phases of activities in progress include: an assessment and evaluation of specific underlying computer systems, software applications and/or hardware; remediation or replacement of Year 2000 non-complaint technology; validation and testing of technologically compliant Year 2000 solutions; and the implementation of Year 2000 compliant solutions. The following table outlines the status and the timing of such phased activities.

                                  Percentage Completed      Expected
        ImpactedSystems           As of March 31, 1999   Completion Date
  ----------------------------  ------------------------ ---------------
  Hardware and software systems
   used to deliver services....            85%               Q3 1999

  Telecommunication equipment..            85%               Q2 1999

  Operability with internal
   systems of customers and
   suppliers...................            20%               Q3 1999

  Company's Vendors and Suppliers

  The Company relies on two outside software vendors for some of its software coding. These vendors have reported to the Company that they are Year 2000 compliant. The Company's operational suppliers are for the most part not date-sensitive for the services or capacity that they are providing the Company. However, the Company cannot be certain such vendors will not encounter operational problems due to unforeseen problems related to the Year 2000 issue. Such unforeseen problems could disrupt the services these vendors provide the Company. If such interruption should occur, the Company does not foresee any major problems in replacing these vendors or suppliers, and the cost of replacing such vendors and suppliers, if necessary, is not expected to materially adversely affect the Company financially.

  Costs to Address Year 2000 Issues

  The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of addressing Year 2000 issues is approximately $200,000. As of March 31, 1999, the Company had incurred costs of approximately $65,000 related to its Year 2000 identification, assessment, upgrading, remediation and testing efforts.

  Year 2000 Issues

  The Company believes that the Year 2000 issues will not pose significant operational problems for the Company. However, if all Year 2000 issues are not properly identified, or if assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue will not materially adversely impact the Company's results of operations or adversely affect the Company's relationship with customers or others. Additionally, the failure to correct a material Year 2000 problem could result in an interruption in certain normal business activities or operations. Such failure could materially and adversely affect the Company's systems, results of operations, liquidity and financial condition.

  Contingency Plans

  The Company expects to develop contingency plans for key internal systems by mid-1999. This contingency planning includes, but is not limited to, identifying additional vendors who could provide similar goods services on short notice. Management expects these plans to substantially reduce the risk of interruption, delay, or failure of key processes required for the Company's business operations.

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




                                             MySoftware Company




Date: May 7, 1999	                        By: /s/ Sharon S. Chiu
                                              -------------------------
                                               Sharon S. Chiu
                                               Chief Financial Officer