Form 10QSB
period 1999-06-30
MYSOFTWARE CO
filed 1999-08-11
CIK 944950

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                        ____________________________


                                FORM 10-QSB

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

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


The number of shares outstanding of the registrant's common stock as of June 30, 1999 was 4,519,832.

Transitional Small Business Disclosure Format (check one):
Yes         No    X

                              MYSOFTWARE COMPANY

                                 FORM 10-QSB

                 For the Quarterly Period Ended June 30, 1999

Table of Contents


Part I. Financial Information                                         Page

        Item 1. Financial Statements

                a) Condensed Balance Sheets as of June 30, 1999
                   and December 31, 1998                                3

                b) Condensed Statements of Operations for the
                   three and six months ended June 30, 1999 and 1998    4

                c) Condensed Statements of Cash Flows for the six
                   months ended	June 30, 1999 and 1998                  5

                d) Notes to Financial Statements                        6

        Item 2. Management's Discussion and Analysis or Plan of
                Operation                                               9


Part II. Other Information

        Item 4. Submission of Matters to a Vote of Security Holders     14

        Item 6. Exhibits and reports on form 8-K                        14

Signatures                                                              15


                         Part I. Financial Information
                          Item 1. Financial Statements

                               MYSOFTWARE COMPANY
                            CONDENSED BALANCE SHEETS
                      June 30, 1999 and December 31, 1998
                                  (Unaudited)
                        (in thousands except share data)



                                              June 30,          December 31,
                                             ----------        --------------
                                                1999                1998
                                             ----------        --------------
ASSETS
 Current assets:
  Cash and cash equivalents                  $   5,452         $       5,387
  Accounts receivable, net                       4,687                 3,355
  Inventories                                      505                   266
  Other current assets                             202                    88
                                             ----------        --------------
   Total current assets                         10,846                 9,096


 Property and equipment, net                       395                   217
 Other assets                                      394                   619
                                             ----------        --------------
  Total assets                               $  11,635         $       9,932
                                             ==========        ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                           $   1,135         $       1,088
  Accrued compensation                             433                   460
  Other accrued liabilities                      1,604                 2,174
  Deferred revenues                              2,032                   599
                                             ----------        --------------
   Total current liabilities                     5,204                 4,321


 Stockholders' equity:
  Preferred stock; $0.001 par value;
   2,000,000 shares authorized; none
   outstanding                                   -----                 -----
  Common stock; $0.001 par value;
   20,000,000 shares authorized; 4,519,832
   and 4,458,950 shares issued and outstanding       5                     4
  Deferred compensation                           (210)                 (249)
  Additional paid-in capital                     9,434                 9,259
  Accumulated deficit                           (2,798)               (3,403)
                                              ---------        --------------
   Total stockholders' equity                    6,431                 5,611
                                              ---------        --------------
  Total liabilities and stockholders' equity  $ 11,635         $       9,932
                                              =========        ==============


                See accompanying notes to financial statements.




                              MYSOFTWARE COMPANY
                     CONDENSED STATEMENTS OF OPERATIONS
                     FOR THE THREE AND SIX MONTHS ENDED
                           JUNE 30, 1999 AND 1998
                                (Unaudited)

                    (in thousands except per share data)



                                      Three Months Ended    Six Months Ended
                                      ------------------    ----------------
                                      June 30,  June 30,    June 30, June 30,
                                       1999       1998       1999      1998
                                      --------  --------    -------- -------
Net revenues                          $ 4,854   $ 3,461     $ 9,172  $ 6,591
Cost of revenues                        1,343       927       2,739    1,983
                                      --------  --------    -------- -------
 Gross profit                           3,511     2,534       6,433    4,608
                                      --------  --------    -------- -------


Operating expenses:
 Product development                      623       436       1,185      762
 Sales and marketing                    1,958     1,460       3,508    2,942
 General and administrative               668       618       1,235    1,135
                                      --------  --------     ------- -------
                                        3,249     2,514       5,928    4,839
                                      --------  --------     ------- -------
  Operating income (loss)                 262        20         505     (231)
Interest income, net                       53        61         119      122
                                      --------  --------     ------- -------
  Income (loss) before taxes              315        81         624     (109)
Income tax expense                          9       ---          19      ---
                                      --------  --------     ------- -------
  Net income (loss)                   $   306   $    81      $  605  $  (109)
                                      ========  ========     ======= =======


Basic net income (loss) per share     $  0.07   $  0.02      $ 0.13  $ (0.03)
                                      ========  ========     ======= =======


 Shares used in computing basic net
  income (loss) per share               4,513     4,381       4,542    4,320
                                      ========  ========     ======= =======


Diluted net income (loss) per share   $  0.06   $  0.02      $ 0.11  $ (0.03)
                                      ========  ========     ======= =======


  Shares used in computing diluted
   net income (loss) per share          5,399     4,736       5,452    4,320
                                      ========  ========     ======= =======


                 See accompanying notes to financial statements.



                              MYSOFTWARE COMPANY
                     CONDENSED STATEMENTS OF CASH FLOWS
                          For the six months ended
                           June 30 1999 and 1998
                                (Unaudited)

                               (in thousands)



                                                 1999              1998
                                             ------------      ------------
Cash flows from operating activities:

 Net income (loss)                           $       605       $      (109)
 Adjustments to reconcile net income
  (loss) to net cash used for operating
  activities:
   Depreciation and amortization                     390               406
   Amortization of deferred compensation              39               ---
   Provision for returns and doubtful accounts       (82)           (1,162)
   Changes in operating assets and liabilities:
    Accounts receivable                           (1,303)             (413)
    Inventories                                     (239)              262
    Other assets                                    (114)              897
    Accounts payable                                  47                46
    Accrued compensation                             (27)              (66)
    Deferred revenues                              1,433               ---
    Other accrued liabilities                       (517)              164
                                              -------------     -----------
     Net cash used for operating activities          232                25
                                              -------------     -----------


Cash flows from investing activities:

 Additions to property and equipment                (281)              (38)
 Software production costs and other assets         ( 61)             (392)
                                              -------------     -----------
  Net cash used for investing activities            (342)             (430)
                                              -------------     -----------


Cash flows from financing activities:
 Proceeds from exercise of stock options             175               285
                                              -------------     -----------
  Net provided by financing activities               175               285
                                              -------------     -----------

  Net change in cash and cash equivalents             65              (120)

  Cash and cash equivalents at beginning of
   period                                          5,387             5,035
                                              -------------     -----------

  Cash and cash equivalents at end of period  $    5,452        $    4,915
                                              =============     ===========


                See accompanying notes to financial statements.


                              MYSOFTWARE COMPANY
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed balance sheets, statements of operations, and statements of cash flows include all material adjustments necessary for their fair presentation. The interim results presented are not necessarily indicative of results for a full year. Certain reclassifications have been made for consistent presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's 1998 Annual Report on Form 10-KSB.


2.  Per Share Computation

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period presented. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and potential common stock using the treasury stock method, when dilutive. The difference between shares used for basic net income per share and diluted net income per share for the three-month and six-month periods ended June 30, 1999 is comprised of the weighted average number of common stock options outstanding during these periods using the treasury stock method. A total of 273,789 common equivalent shares with a weighted average exercise price of $2.06 was not included in the computation of diluted loss per share for the six-month period ended June 30, 1998 because their effect would have been antidilutive.


3.  Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will be required to implement SFAS No. 133 as amended by SFAS No 137 for fiscal 2001 and does not believe its adoption will have an effect on its financial statements.

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

The following segment information is provided for the three months and six months ended June 30, 1999 and 1998 (in thousands):


                          Mailing    Core     Other
                          Retail    Annuity   Retail   OEM    Other   Total
                          -------   -------   ------ ------- ------  -------
For the three months
 ended June 30, 1999
Net revenues              $  815    $  652    $1,675 $ 1,331 $  381  $ 4,854
Cost of revenues             366        86       688      70    133    1,343
                          -------   -------   ------ ------- ------  -------
 Gross profit                449       566       987   1,261    248    3,511
Segment operating expenses   410       328       807     157    879    2,581
                          -------   -------   ------ ------- ------  -------
Segment profit (loss)     $   39    $  238    $  180 $ 1,104 $ (631)     930
                          =======   =======   ====== ======= ======

General and administrative expenses                                     (668)
Interest income, net                                                      53
                                                                     -------
Income before taxes, as reported                                     $   315
                                                                     =======




                           Mailing    Core     Other
                           Retail    Annuity   Retail   OEM    Other   Total
                           -------   -------   ------ ------- ------- -------
For the three months ended
 June 30, 1998
Net revenues               $  402    $  490    $1,369 $  638  $  562  $ 3,461
Cost of revenues              133        71       458     90     175      927
                           -------   -------   ------ ------- ------- -------
  Gross profit                269       419       911    548     387    2,534
Segment operating expenses    311       326       799    170     290    1,896
                           -------   -------   ------ ------- ------- -------
Segment profit (loss)      $  (42)   $   93    $  112 $  378  $   97      638
                           =======   =======   ====== ======= =======


General and administrative expenses                                      (618)
Interest income, net                                                       61
                                                                      -------
Income before taxes, as reported                                      $    81
                                                                      =======


                               MYSOFTWARE COMPANY
               NOTES TO CONDENSED FINANCIAL STATEMENTS-CONTINUED



                           Mailing   Core     Other
                           Retail   Annuity   Retail    OEM     Other   Total
                           -------  -------   ------  -------  ------- ------
For the six months ended
 June 30, 1999
Net revenues               $ 2,098  $ 1,093   $3,371  $ 1,818  $   792 $9,172
Cost of revenues               835      135    1,281      203      285  2,739
                           -------  -------   ------  -------  ------- ------
  Gross profit               1,263      958    2,090    1,615      507  6,433
Segment operating expenses     878      621    1,308      250    1,636  4,693
                           -------  -------   ------  -------  ------- ------
Segment profit (loss)      $   385  $   337   $  782  $ 1,365  $(1,129) 1,740
                           =======  =======   ======  =======  ======= ======

General and administrative expenses                                    (1,235)
Interest income, net                                                      119
                                                                       ------
Income before taxes, as reported                                       $  624
                                                                       ======



                           Mailing    Core    Other
                           Retail    Annuity  Retail    OEM     Other   Total
                           --------  -------  ------  -------  ------- ------
For the six months ended
 June 30, 1998
Net revenues               $   994   $  796   $2,644  $ 1,011  $ 1,146 $6,591
Cost of revenues               304       80      973      238      388  1,983
                           --------  -------  ------  -------  ------- ------
  Gross profit                 690      716    1,671      773      758  4,608
Segment operating expenses     760      680    1,475      387      402  3,704
                           --------  -------  ------  -------  ------- ------
Segment profit (loss)      $   (70)  $   36   $  196  $   386  $   356    904
                           ========  =======  ======  =======  =======
General and administrative expenses                                    (1,135)
Interest income, net                                                      122
                                                                       ------
Income before taxes, as reported                                       $ (109)
                                                                       ======



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


Results of Operations

Three Months Ended June 30, 1999 and 1998
-----------------------------------------

Net revenues for the three months ended June 30, 1999 increased $1.4 million, or 40 percent, to $4.9 million, compared with net revenues of $3.5 million for the corresponding quarter in 1998. The increase in second quarter revenue was due primarily to the Company's continued success in the retail, Original Equipment Manufacturers (OEM) and direct sales channels with respect to its e-marketing products and services. During the quarter, the Company also benefited from sales of MyWebTools, which was introduced in the second quarter of 1999.

Gross profit for the three months ended June 30, 1999 increased 39 percent to $3.5 million, from $2.5 million in the same period in 1998. Gross margin for the second quarter of 1999 was 72.3 percent, compared to 73.2 percent for the same period in 1998. The decrease in the gross profit for the quarter was primarily due to cost of goods sold associated with promotional offerings. The Company's gross margins vary from period to period due primarily to changes in product mix, the timing and nature of promotional activities, changes in product return levels, and the amortization of capitalized software production costs.

The Company's total operating expenses for the three months ended
June 30, 1999 increased 29 percent to $3.2 million, from $2.5 million for the corresponding period in 1998. The increase in operating expenses resulted primarily from higher product development, marketing and selling expenses associated with its Internet products and services.

Product development expenses increased 43 percent to $623,000 in the three months ended June 30, 1999, from $436,000 in the same period in 1998. The increase in product development expenses was mainly due to the development and enhancement of the Company's Internet e-marketing products and services.

Sales and marketing expenses increased 34 percent to $2.0 million in the first quarter of 1999, from $1.5 million for the corresponding period in 1998. Sales and marketing expenses increased principally as a result of higher marketing expenses associated with its Internet e-marketing services, MyProspects.com as well as channel promotional selling expenses for the retail channel.

General and administrative expenses increased 8 percent to $668,000 in the three months ended June 30, 1999, from $618,000 in the same period of 1998, primarily as a result of an increase in system expenses and headcount to support the development of the Company's Internet products and services.

The Company had operating income of $262,000 for the three months ended June 30, 1999, compared to $20,000 in the comparable period of 1998.

Net interest income was $53,000 for the quarter ended June 30, 1999, compared to $61,000 for the comparable period of 1998. The decrease in interest income was due primarily to lower average daily cash balances in the second quarter of 1999 compared to the second quarter of 1998.

The Company reported income tax expertise of $9,000 for the three months ended June 30, 1999 as compared to no income tax expense for the same period of 1998. The income tax expense reported in 1999 represents alternative minimum taxes. The Company has NOL carryforwards available to offset current taxable income and continues to maintain a full valuation allowance against its deferred tax assets due to uncertainty about their realization.

The resulting net income for the three months ended June 30, 1999 was $306,000, compared to $81,000 in the comparable period in 1998.

Six Months Ended June 30, 1999 and 1998
---------------------------------------

For the six months ended June 30, 1999, net revenues increased 39 percent to $9.2 million, compared with net revenues of $6.6 million for the corresponding period in 1998. The increase was primarily attributable to increased sales from the Company's continued success in the retail, Original Equipment Manufacturers (OEM) and direct sales channels with respect to its e-marketing products and services.

For the six months ended June 30, 1999, gross profit increased 40 percent to $6.4 million, from $4.6 million for the corresponding period in 1998. Gross margin for the six months ended June 30, 1999 was 70.1 percent, compared to
69.9 percent for the same period in 1998. The increase in gross margin in 1999 was primarily due to the mix of OEM sales during the first six months of 1999 compared to the same period in 1998.

For the six months ended June 30, 1999, total operating expenses increased 23 percent to $5.9 million, from $4.8 million for the corresponding period in 1998.

For the six months ended June 30, 1999, product development expenses were up
56 percent to $1.2 million, compared to $762,000 for the corresponding period in 1998. The increase in product development expenses was primarily due to the increase in headcount for the development of the Company's Internet e-marketing web services.

For the six months ended June 30, 1999, sales and marketing expenses increased 19 percent to $3.5 million compared to $2.9 million for the corresponding period in 1998, primarily as a result of the promotional expenses for the Company's Internet e-marketing services and retail channel.

For the six months ended June 30, 1999, general and administrative expenses increased 9% to $1.2 million compared to $1.1 million for the corresponding period in 1999, primarily due to the increase in systems expenses and headcount to support the development of the Company's Internet product and services.

For the six months ended June 30, 1999, the Company reported an operating income of $505,000, compared to an operating loss of $231,000 in the corresponding period in 1998. The improvement was primarily due to increases in net revenues, as well as higher gross margin.

Interest income in the first half of 1999 was $119,000, compared to $122,000 for the corresponding period in 1998. The decrease in interest income was primarily due to lower average cash balances in 1999.

The Company reported income tax expense of $19,000 for the six months ended June 30, 1999 as compared to no income tax expense for the same period of 1998. The income tax expense reported in 1999 represents alternative minimum taxes. The Company has NOL carryforwards available to offset current taxable income and continues to maintain a full valuation allowance against its deferred tax assets due to uncertainty about their realization.

For the six months ended June 30, 1999, the Company reported a net income of $605,000, compared to a net loss of $109,000 in the comparable period in 1998.

The Company's business has experienced and is expected to continue to experience significant seasonality, primarily due to retailer, distributor and end-user buying patterns. Typically, net revenues are weakest in the second and third quarters. The Company expects its net revenues and operating results to continue to reflect seasonality.

The Company has experienced, and may continue to experience, significant fluctuations in operating results due to a variety of factors. These factors include: the size and rate of growth of the market for task-specific applications for small businesses and of the software market in general; market acceptance of the Company's products and those of its competitors; development and promotional expenses; product returns; changes in pricing policies by the Company and its competitors; accuracy of retailers' forecasts of consumer demand; the timing of orders from major retailer and distributor customers; and cancellations or terminations by retail or distributor accounts; shelf space reductions; delays in shipment and general market and economic conditions.

Liquidity and Capital Resources

Since its inception, the Company has financed its activities almost exclusively from cash generated by operations and contributions to capital by its stockholders.

As of June 30, 1999, the Company had $5.5 million in cash and cash equivalents and had no debt. The Company believes that its existing cash, its ability to obtain additional credit, and cash generated by operations will be sufficient to meet its working capital needs at least through mid 2000.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. " SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will be required to implement SFAS No. 133 as amended by SFAS No. 137 for fiscal 2001 and does not believe its adoption will have an effect on its financial statements.

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


Year 2000 Issues

Background of Year 2000 Issues

Many currently installed computer systems and software use only two digits to identify a year in the date field and are unable to distinguish between twentieth and twenty-first century dates. Such systems, applications and/or devices could result in system failures or miscalculations causing disruptions of operations of many businesses, including, among other things, a temporary disability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such "Year 2000" requirements.

State of Readiness

The Company has undertaken various initiatives intended to help ensure that its computer equipment and software, as well as its software products, will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology systems, including accounting, data processing, communications networks such as the Internet and private Intranets, telephone/PBX systems, and other miscellaneous systems. "Computer equipment and software" also include systems that are not commonly thought of as IT systems, such as fax machines, or other miscellaneous systems. In addition, IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 assessment, remediation, and testing efforts.

Company's External Software Products

As of June 30, 1999, all of the Company's current software products for Windows 95 are Year 2000 compliant. Although the Company's software which is designed for use with Windows 3.1, is not Year 2000 compliant, the Company provides upgrades to Windows 95 software products for a fee. In addition, the Company encourages its customers to upgrade to products compatible with Windows 95 through its written materials and during oral communications with end-users. There is no assurance that customers whose computer equipment and software are not Year 2000 compliant will not encounter unforeseen problems or disruption to their systems.

Company's Internal Systems and Equipment

Based on an analysis of all systems potentially impacted by conducting business in the year 2000 and beyond, the Company applies a phased approach to make such systems and software applications. Beyond awareness of the issues and the scope of systems involved, the phases of activities in progress include: an assessment and evaluation of specific underlying computer systems, software applications and/or hardware; remediation or replacement of Year 2000 non-compliant technology; validation and testing of technologically compliant Year 2000 solutions; and the implementation of Year 2000 compliant solutions. The following table outlines the status and the timing of such phased activities.



                                 Percentage Completed         Expected
     Impacted  Systems           As of June 30, 1999       Completion Date
  -----------------------      ------------------------  -------------------
 Hardware and software systems
  used to deliver services....            85%                  Q3 1999

 Telecommunication equipment..            95%                  Q3 1999

 Operability with internal systems
  of customers and suppliers..            25%                  Q3 1999




Company's Vendors and Suppliers

The Company relies on two outside software vendors for part of its software coding. These vendors have reported to the Company that they are Year 2000 compliant. The Company's operational suppliers are for the most part not date-sensitive for the services or capacity that they are providing the Company. However, the Company cannot be certain such vendors will not encounter operational problems due to unforeseen problems related to the Year 2000 issue. Such unforeseen problems could disrupt the services these vendors provide the Company. If such interruption should occur, the Company does not foresee any major problems in replacing these vendors or suppliers, and the cost of replacing such vendors and suppliers, if necessary, is not expected to materially adversely affect the Company financially.

Costs to Address Year 2000 Issues

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of addressing Year 2000 issues is approximately $200,000. As of June 30, 1999, the Company had incurred costs of approximately $75,000 related to its Year 2000 identification, assessment, upgrading, remediation and testing efforts.

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

Contingency Plans

The Company expects to develop contingency plans for key internal systems by the end of Q3 1999. This contingency planning includes, but is not limited to, identifying additional vendors who could provide similar goods and services on short notice. Management expects these plans to substantially reduce the risk of interruption, delay, or failure of key processes required for the Company's business operations.

                          Part II. Other Information


Item 4. Submission of Matters to a Vote of Security Holders

  The annual meeting of stockholders of MySoftware Company was held on May 19, 1999.

  The matters voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

   (1) The election of David P. Mans, Gregory W. Slayton,Grant M. Inman, John
       J. Katsaros, Donald F. Wood, and Emerick M. Woods as directors to hold office until the 2000 annual meeting of stockholders:




       Directors                       For              Withheld
     -------------                  ---------        --------------
     David P. Mans                  4,040,486            334,115
     Gregory W. Slayton             4,159,741            214,860
     Grant M. Inman                 4,159,741            214,860
     John J. Katsaros               4,159,741            214,860
     Donald F. Wood                 4,159,741            214,860
     Emerick M. Woods               4,158,441            216,160




     (2) Amendment of MySoftware's 1995 Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 600,000 shares:

         For:  2,282,803    Against:  798,814  Abstain:  3,400
         Broker Non-Vote:  1,289,584

     (3) Ratification of the selection of KPMG LLP as independent auditors of the Company for its fiscal year ended December 31, 1999:

         For:  4,366,491    Against:  6,100    Abstain:2,010


Item 6. Exhibits and reports on form 8-K


        Exhibit 27.    Financial Data Schedule.

        No reports have been filed on Form 8-K during this quarter.

                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          MySoftware Company




Date: August 10, 1999                     By:/s/Sharon S. Chiu
                                             ____________________
                                                Sharon S. Chiu
                                            Chief Financial Officer