Form 10QSB
period 1999-09-30
CLICKACTION INC
filed 1999-11-12
CIK 944950

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                         ____________________________


                                  FORM 10-QSB

     (Mark One)
      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended  September 30, 1999

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 0-26008

                                 CLICKACTION INC.

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


     The number of shares outstanding of the registrant's common stock as of September 30, 1999 was 5,283,533.

     Transitional Small Business Disclosure Format (check one):
     Yes  No  X

                               CLICKACTION INC.

                                 FORM 10-QSB

               For the Quarterly Period Ended September 30, 1999

                              Table of Contents

     Part I. Financial Information                               Page

      Item 1. Financial Statements

           a) Condensed Consolidated Balance Sheets as of
              September 30, 1999 and December 31, 1998             3

           b) Condensed Consolidated Statements of Operations for
              the three and nine months ended September 30, 1999
              and 1998                                             4

           c) Condensed Consolidated Statements of Cash Flows	for
              the nine months ended September 30, 1999 and 1998    5

           d) Notes to Consolidated Financial Statements           6

      Item 2. Management's Discussion and Analysis or Plan of
              Operation                                            10


     Part II. Other Information

      Item 6. Exhibits and Reports on Form 8-K                     16

     Signatures                                                    17

                          Part I. Financial Information
                          Item 1. Financial Statements

                                 CLICKACTION INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    September 30, 1999 and December 31, 1998
                                   (Unaudited)
                        (in thousands, except share data)


                                              September 30,    December 31,
                                              -------------    ------------
                                                  1999             1998
                                              -------------    ------------
ASSETS
  Current assets:
   Cash and cash equivalents                   $     4,861      $    5,440
   Accounts receivable, net                          5,058           3,361
   Inventories                                         745             266
   Other current assets                                141             133
                                              -------------    ------------
    Total current assets                            10,805           9,200

  Property and equipment, net                          420             218
  Other assets                                         282             619
                                              -------------    ------------
    Total assets                               $    11,507      $   10,037
                                              =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
   Accounts payable                            $     1,752      $    1,126
   Accrued compensation                                618             460
   Other accrued liabilities                         2,481           2,189
   Deferred revenue                                    729             599
                                              -------------    ------------
    Total current liabilities                        5,580           4,374

  Stockholders' equity:
   Preferred stock; $0.001 par value; 2,000,000
    shares authorized; none and 132,399 shares
    issued and outstanding                           -----           -----
  Common stock; $0.001 par value; 20,000,000
   shares authorized; 5,283,533 and 4,741,959
   shares issued and outstanding                         5               5
  Deferred compensation                               (190)           (249)
  Additional paid-in capital                        10,551           9,574
  Accumulated deficit                               (4,439)         (3,667)
                                                -----------      ----------
   Total stockholders' equity                        5,927           5,663
                                                -----------      ----------
  Total liabilities and stockholders' equity     $  11,507        $ 10,037
                                                ===========      ==========

   See accompanying notes to condensed consolidated financial statements.


                                CLICKACTION INC.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE THREE AND NINE MONTHS ENDED
                         SEPTEMBER 30, 1999 AND 1998
                                  (Unaudited)
                     (in thousands, except per share data)


                         Three Months Ended            Nine Months Ended
                    ---------------------------   ---------------------------
                    September 30,  September 30,  September 30,  September 30,
                        1999           1998           1999           1998
                    ------------   ------------   ------------   ------------
Net revenues         $    5,203     $    3,760     $   14,450     $   10,351
Cost of revenues          1,368            971          4,107          2,954
                    ------------   ------------   ------------   ------------
  Gross profit            3,835          2,789         10,343          7,397
                    ------------   ------------   ------------   ------------

Operating expenses:
 Product development        747            372          2,087          1,155
 Sales and marketing      2,803          1,661          6,744          4,615
 General and
  administrative            905            677          2,217          1,836
 Merger-related             232            ---            232            ---
                    ------------   ------------   ------------   ------------
                          4,687          2,710         11,280          7,606
                    ------------   ------------   ------------   ------------
  Operating income
   (loss)                  (852)            79           (937)          (209)
Interest income, net         63             58            184            180
                    ------------   ------------   ------------   ------------
  Income (loss)
   before taxes            (789)           137           (753)           (29)
Income tax expense          ---              5             19              6
                    ------------   ------------   ------------   ------------
  Net income (loss)  $     (789)    $      132     $     (772)    $      (35)
                    ============   ============   ============   ============

Basic net income
 (loss) per share    $    (0.15)    $     0.03     $    (0.16)    $    (0.01)
                    ============   ============   ============   ============

Shares used in
 computing basic net
 income (loss) per
 share                    5,128          4,690          4,909          4,633
                    ============   ============   ============   ============

Diluted net income
 (loss) per share    $    (0.15)    $     0.03     $    (0.16)    $    (0.01)
                    ============   ============   ============   ============

Shares used in
 computing diluted
 net income (loss)
 per share                5,128          5,123          4,909          4,633
                    ===========    ============   ============   ============


    See accompanying notes to condensed  consolidated financial statements.




                               CLICKACTION INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          For the nine months ended
                         September 30, 1999 and 1998
                                 (Unaudited)
                                (in thousands)


                                               1999                1998
                                            ----------          ----------
Cash flows from operating activities:
 Net loss                                    $   (772)           $    (35)
 Adjustments to reconcile net loss to net
  cash provided by (used for) operating
  activities:
   Depreciation and amortization                  574                 563
   Amortization of deferred compensation           59                   7
   Provision for returns and doubtful accounts     51                (987)
   Changes in operating assets and liabilities:
    Accounts receivable                        (2,065)               (549)
    Inventories                                  (479)                221
    Other assets                                   (8)                826
    Accounts payable                              626                 203
    Accrued compensation                          158                 (45)
    Deferred revenues                             130                ----
    Other accrued liabilities                     610                 197
                                            ------------         -----------
     Net cash provided by (used for)
      operating activities                     (1,116)                401
                                            ------------         -----------

Cash flows from investing activities:
 Additions to property and equipment             (363)                (92)
 Software production costs and other assets       (77)               (575)
                                            ------------         -----------
  Net cash used for investing activities         (440)               (667)

Cash flows from financing activities:
 Proceeds from exercise of stock options          309                 308
 Proceeds from sale of common stock              ----                  17
 Proceeds from sale of preferred stock            668                 300
                                            ------------         -----------
  Net cash provided by financing activities       977                 625
                                            ------------         -----------

 Net change in cash and cash equivalents         (579)                359

 Cash and cash equivalents at beginning of
  period                                        5,440               5,036
                                            ------------         -----------
 Cash and cash equivalents at end of period  $  4,861             $ 5,395
                                            ============         ===========

Supplemental cash flow information:
 Deferred compensation associated with stock
  compensation                               $   ----             $   262
                                            ============         ===========
 Conversion of preferred stock to common
  stock upon close of business combination   $    408             $  ----
                                            ============         ===========

          See accompanying notes to consolidated financial statements.


                               CLICKACTION INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed balance sheets, statements of operations, and statements of cash flows include all material adjustments necessary for their fair presentation. The interim results presented are not necessarily indicative of results for a full year. Certain reclassifications have been made for consistent presentation. For further information, refer to the financial statements and footnotes thereto included in the ClickAction Inc.'s (the "Company"), formerly MySoftware Company, 1998 Annual Report on Form 10-KSB.

The accompanying consolidated financial statements include the accounts of ClickAction and its wholly owned-subsidiary, MarketHome. All significant intercompany accounts and transactions have been eliminated in the consolidated statements.

2.  Per Share Computation

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period presented. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and potential common stock using the treasury stock method, when dilutive. The difference between shares used for basic net income per share and diluted net income per share for the three-month period ended September 30, 1998 is comprised of the weighted average number of common stock options outstanding during these periods using the treasury stock method. A total of 1,097,067, 1,064,513, and 275,314 stock options with weighted average exercise prices of $3.41, $3.43, and $2.12 were not included in the computation of diluted loss per share for the three-month period ended September 30, 1999, nine-month period ended September 30, 1999 and nine-month period ended September 30, 1998, respectively, because their effect would have been antidilutive. In addition, 132,399 shares of preferred stock, using the if-converted method, were not included in the computation of diluted loss per share for the nine month period ended September 30, 1998 because their effect would have been antidilutive.

3.  Business Combination

On August 5, 1999, the Company issued 726,803 shares of its common stock in exchange for all outstanding common stock of MarketHome, an email marketing services company. In addition, options to acquire MarketHome's common stock were exchanged for options to acquire 158,776 shares of the Company's common stock. This business combination has been accounted for as a pooling-of-interests combination and, accordingly, the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of MarketHome. The Company recorded merger-related expenses totaling $232,000 which consisted primarily of legal and accounting fees.

The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying condensed consolidated statements are summarized below (in thousands).


                               CLICKACTION INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 Six Months    Nine Months
                   Ended          Ended          Years Ended December 31,
                  June 30,     September 30,     ------------------------
                   1999           1998              1998         1997
                 ----------    ------------      ----------- ------------
Net revenues
 ClickAction Inc. $  9,172      $   10,351        $  15,038   $   12,353
 MarketHome             75            ----                6         ----
                 ----------    ------------      ----------- ------------
  Combined        $  9,247      $   10,351        $  15,044   $   12,353
                 ==========    ============      =========== ============


                 Six Months     Nine Months
                   Ended           Ended          Years Ended December 31,
                  June 30,      September 30,     ------------------------
                   1999            1998               1998        1997
                 ----------     -----------       ----------- ------------
Net income (loss)
 ClickAction Inc. $    605       $     114         $     479   $   (4,031)
 MarketHome           (588)           (149)             (259)          (6)
                 ----------     -----------       ----------- ------------
  Combined        $     17       $     (35)        $     220    $  (4,037)
                 ==========     ===========       =========== ============

[FN]

There were no significant transactions between ClickAction Inc. and MarketHome prior to the combination.

4.  Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will be required to implement SFAS No. 133 as amended by SFAS No 137, for fiscal 2001 and does not believe its adoption will have an effect on its financial statements.

In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 98-9 establishes the method of recognizing revenue for certain multiple-element software arrangements. The Company will be required to adopt SOP 98-9 for transactions entered into beginning January 1, 2000. The Company expects that the adoption of SOP 98-9 will not have a material impact on the Company's financial position, results of operations or cash flows.

5.  Segment and Geographic Information

The Company is principally engaged in the development, marketing and manufacturing of small business marketing application programs, and e-marketing web-related products and services. The Company's main products and services provide solutions for web email relationship management services, creating

                                 CLICKACTION INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

customized, professional-quality mailing lists, brochures, labels, business cards, invoices/estimates, and other marketing communications materials. The Company also markets annuity-based mailing products and services which complement the Company's existing mailing software products as well as other related annuity-based products and services.

The Company identifies such segments based principally upon the type of products or services sold. The Company has modified the composition of its operating segments to better represent how these lines are being managed by the Company. Prior period amounts have been restated to conform to the current composition of the Company segments.

The following segment information is provided for the three months and nine months ended September 30, 1999 and 1998 (in thousands):



                                   Small
                                  Business
                                 Marketing     Annuity      Web
                                  Products     Services   Services   Total
                                -----------   ---------- ---------- -------
For the three months ended
 September 30, 1999
Net revenues                     $   4,115     $    641   $    447  $ 5,203
Cost of revenues                     1,180          176         12    1,368
                                -----------   ---------- ---------- --------
  Gross profit                       2,935          465        435    3,835
Segment operating expenses           1,736          390      1,424    3,550
                                -----------   ---------- ---------- --------
Segment profit (loss)            $   1,199     $     75   $   (989)     285
                                ===========   ========== ==========
General and administrative expenses                                     905
Merger related expenses                                                 232
Interest income, net                                                     63
                                                                    --------
Loss before taxes, as reported                                      $  (789)
                                                                    ========


                                   Small
                                  Business
                                 Marketing      Annuity      Web
                                  Products      Services   Services    Total
                                -----------    ---------- ---------- ---------
For the three months ended
 September 30, 1998
Net revenues                     $   3,167      $    593   $   ----   $ 3,760
Cost of revenues                       757           214       ----       971
                                -----------    ---------- ---------- ---------
  Gross profit                       2,410           379       ----     2,789
Segment operating expense            1,532           414         87     2,033
                                -----------    ---------- ---------- ---------
Segment profit (loss)            $     878      $    (35)  $    (87)      756
                                ===========    ========== ==========

General and administrative expenses                                       677
Interest income, net                                                       58
                                                                     ---------
Income before taxes, as reported                                      $   137
                                                                     =========





                                CLICKACTION INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




                                      Small
                                     Business
                                     Marketing   Annuity      Web
                                     Products    Services   Services    Total
                                    ----------- ---------- ---------- ---------
For the nine months ended
 September 30, 1999
Net revenues                         $  10,289   $  2,984   $  1,177  $ 14,450
Cost of revenues                         3,400        690         17     4,107
                                    ----------- ---------- ---------- ---------
  Gross profit                           6,889      2,294      1,160    10,343
Segment operating expenses               4,253      1,295      3,283     8,831
                                    ----------- ---------- ---------- ---------
Segment profit (loss)                $   2,636   $    999   $ (2,123)    1,512
                                    =========== ========== ========== =========
General and administrative expenses                                      2,217
Merger related expenses                                                    232
Interest income, net                                                       184
                                                                      ---------
Loss before taxes, as reported                                        $   (753)
                                                                      =========


                                      Small
                                     Business
                                     Marketing   Annuity      Web
                                     Products    Services   Services    Total
                                     ---------- ---------- ---------- ---------
For the nine months ended
 September 30, 1998
Net revenues                          $  7,816   $  2,535   $   ----   $ 10,351
Cost of revenues                         2,273        681       ----      2,954
                                     ---------- ---------- ---------- ---------
  Gross profit                           5,543      1,854       ----      7,397
Segment operating expense                4,155      1,495        120      5,770
                                     ---------- ---------- ---------- ---------
Segment profit (loss)                 $  1,388   $    359   $   (120)     1,627
                                     ========== ========== ==========
General and administrative expenses                                       1,836
Interest income, net                                                        180
                                                                      ---------
Loss before taxes, as reported                                        $    (29)
                                                                      =========


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

Overview

With the MarketHome aquisition in August 1999, the Company began to shift its strategic focus to the web-based email marketing products and services. The Company intends to invest in the development, marketing and selling of such e-marketing web-based products and services. However, the Company has continued to invest in growing its core business in the areas of retail desktop products and annuities services with the intent of offering its small business customers web-based products and services in the near future. Due to such shift in strategy and investment in the web-based product and services, the Company's management is anticipating operating losses in the near future.

Results of Operations

Three Months Ended September 30, 1999 and 1998
----------------------------------------------

Net revenues for the three months ended September 30, 1999 increased $1.4 million, or 38 percent, to $5.2 million, compared with net revenues of $3.8 million for the corresponding quarter in 1998. The increase in third quarter revenue was due primarily to the continued success in its retail, Original Equipment Manufacturers (OEM) and direct sales channels with respect to its small business marketing products and services. During the third quarter of 1999 the Company also benefited from the tripling of its E-mail relationship management ("ERM") service revenue as well as the additional revenue from four seasonal holiday retail products and four applications designed for the Macintosh platform which were introduced in the third quarter of 1999. The Company also launched its ERM 4.0 system, designed to provide enterprises with solutions for getting targeted prospects to their web site and enabling them to build profitable, one-to-one relationships with their customers.

Gross profit for the three months ended September 30, 1999 increased 38 percent to $3.8 million, from $2.8 million in the same period in 1998. Gross margin for the third quarter of 1999 was 73.7 percent, compared to 74.2 percent for the same period in 1998. The decrease in the gross profit for the quarter was primarily due to increased cost of goods sold associated with promotional activities. The Company's gross margins vary from period to period due primarily to changes in product mix, the timing and nature of promotional activities, changes in product return levels, and the amortization of capitalized software production costs.

The Company's total operating expenses for the three months ended
September 30, 1999 increased 73 percent to $4.7 million, from $2.7 million for the corresponding period in 1998. The operating expenses for the quarter ended September 30, 1999 included merger-related expenses of $232,000 associated with the MarketHome acquisition. Without these merger related expenses, total operating expenses for the period ended September 30, 1999 would have been $4.5 million. The increase in total operating expenses resulted primarily from higher product development, marketing and selling expenses associated with its new Internet ERM services as well as the costs associated with the corporate name change from MySoftware Company to ClickAction Inc. in the third quarter 1999.

Product development expenses increased 101 percent to $747,000 in the three months ended September 30, 1999, from $372,000 in the same period in 1998. The increase in product development expenses was mainly due to the development of the Company's Internet ERM services.

Sales and marketing expenses increased 65 percent to $2.8 million in the third quarter of 1999, from $1.7 million for the corresponding period in 1998. Sales and marketing expenses increased principally as a result of higher marketing expenses due to branding and advertising efforts associated with the Company's name change, its new Internet ERM services, the build-up of its client service group for its enterprise customers in the e-mail space, the build-up of its field sales forces in the ERM services, and channel promotional selling expenses for the retail channel.

General and administrative expenses increased 34 percent to $905,000 in the three months ended September 30, 1999, from $677,000 in the same period in 1998, primarily as a result of an increase in information technology system expenses and headcount to support the development of the Company's Internet services, the cost associated with the name change and the post-merger integration expenses.

The Company also incurred merger-related expenses of $232,000 associated with its acquisition of MarketHome for the three months period ended
September 30, 1999. These merger-related expenses are primarily comprised of legal and accounting expenses. No similar expense was recorded in the three months ended September 30, 1998.

The Company had an operating loss of $852,000 for the three months ended September 30, 1999, compared to an operating income of $79,000 in the corresponding period in 1998.

Net interest income was $63,000 for the quarter ended September 30, 1999, compared to $58,000 for the corresponding period in 1998. The increase in interest income was due primarily to higher average daily cash balances in the third quarter of 1999 compared to the third quarter in 1998.

The Company did not record any tax provision for the three months ended September 30, 1999 as compared to a $5,000 income tax expense for the same period in 1998. The Company has NOL carryforwards available to offset current taxable income and continues to maintain a full valuation allowance against its deferred tax assets due to uncertainty about their realization.

The resulting net loss for the three months ended September 30, 1999 was $789,000, compared to a net income of $132,000 in the comparable period in 1998.

Nine Months Ended September 30, 1999 and 1998
---------------------------------------------

For the nine months ended September 30, 1999, net revenues increased $4.1 million, or 40 percent to $14.5 million, compared with net revenues of $10.4 million for the corresponding period in 1998. The increase was primarily attributable to its continued success in the retail, OEM and direct sales channels with respect to its small business marketing products and services as well as the increased sales from the Company's Internet web services.

For the nine months ended September 30, 1999, gross profit increased 40 percent to $10.3 million, from $7.4 million for the corresponding period in 1998. Gross margin for the nine months ended September 30, 1999 was 71.6 percent, compared to 71.5 percent for the same period in 1998. The increase in gross margin in 1999 was primarily due to increase in OEM sales and the increase of services revenue from such OEM sales during the first nine months of 1999 compared to the same period in 1998.

For the nine months ended September 30, 1999, total operating expenses increased 48 percent to $11.3 million, from $7.6 million for the corresponding period in 1998. The nine-month operating expenses included merger-related expenses of $232,000. With such merger-related expenses, total operating expenses for the nine months ended September 30, 1999 were $11.0 million.

For the nine months ended September 30, 1999, product development expenses were up 81 percent to $2.1 million, compared to $1.2 million for the corresponding period in 1998. The increase in product development expenses was primarily due to the increase in headcount and development expenses for the Company's Internet e-marketing web services.

For the nine months ended September 30, 1999, sales and marketing expenses increased 46 percent to $6.7 million compared to $4.6 million for the corresponding period in 1998, primarily as a result of the increased marketing expenses for its Internet ERM services, branding expenses for the corporate name change, the build-up of its client services group for the Internet ERM services, the build-up of the field sales forces for its ERM services and the promotional expenses for the Company's e-marketing products in the retail channel.

For the nine months ended September 30, 1999, general and administrative expenses increased 22 percent to $2.2 million compared to $1.8 million for the corresponding period in 1998, primarily due to the increase in systems expenses and headcount to support the development of the Company's Internet services, the costs associated with the corporate name change as well as the post-merger integration expenses.

The Company also incurred merger-related expenses of $232,000 associated with its acquisition of MarketHome for the nine months period ended
September 30, 1999. These merger-related expenses are primarily comprised of legal and accounting expenses. No similar expense was recorded in the nine months ended September 30, 1998.

For the nine months ended September 30, 1999, the Company reported an operating loss of $937,000, compared to an operating loss of $209,000 in the corresponding period in 1998. Net operating loss for the nine months ended September 30, 1999 would have been $705,000 without the merger-related expenses of $232,000. The higher net operating loss for the nine months ended September 30, 1999 compared to the same period in 1998 was mainly due to the product development, marketing and selling expenses associated with the Internet ERM services as well as higher general and administrative expenses to support this investment, the corporate name change, and post-merger integration expenses.

Interest income for the nine months ended September 30, 1999 was $184,000, compared to $180,000 for the corresponding period in 1998. The increase in interest income was primarily due to higher average cash balances in 1999.

The Company reported income tax expense of $19,000 for the nine months ended September 30, 1999 as compared to $6,000 for the same period of 1998. The income tax expense reported in 1999 represents alternative minimum taxes. The Company has NOL carryforwards available to offset current taxable income and continues to maintain a full valuation allowance against its deferred tax assets due to uncertainty about their realization.

For the nine months ended September 30, 1999, the Company reported a net loss of $772,000, compared to $35,000 in the corresponding period in 1998.

The Company's business has experienced and is expected to continue to experience significant seasonality, primarily due to retailer, distributor and end-user buying patterns. Typically, net revenues are weakest in the second and third quarters. The Company expects its net revenues and operating results to continue to reflect seasonality.

For the nine months ended September 30, 1999, the Company reported a net loss of $772,000, compared to $35,000 in the corresponding period in 1998.

The Company's business has experienced and is expected to continue to experience, significant seasonality, primarily due to retailer, distributor and end-user buying patterns. Typically, net revenues are weakest in the second and third quarters. The Company expects its net revenues and operating results to continue to reflect seasonality.

The Company has experienced, and may continue to experience, significant fluctuations in operating results due to a variety of factors. These factors include: the size and rate of growth of the market for task-specific applications for small businesses and of the software market in general;
market acceptance of the Company's products and services and those of its competitors; the development of new products and the enhancement of existing services; the dependence of principal customers and partners; product returns; changes in pricing policies by the Company and its competitors and partners; accuracy of retailers' forecasts of consumer demand; the timing of orders from major retailer and distributor customers; and cancellations or terminations by retail or distributor accounts; shelf space reductions;
delays in shipment and overall market dynamics, economic conditions and industry consolidation.

Liquidity and Capital Resources

Since its inception, the Company has financed its activities almost exclusively from cash generated by operations and equity financing.

As of September 30, 1999, the Company had $4.9 million in cash and cash equivalents and had no debt. The Company believes that its existing cash, its ability to obtain additional credit, and cash generated by operations will be sufficient to meet its working capital needs at least through mid-2000.

As a result of its recent acquisition and its investment in web-based products and services, the Company experienced negative cash flows from operations for the nine months ended September 30, 1999. The Company is currently in the process of evaluating various financing options and its overall financing strategy.

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

In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 98-9 establishes the method of recognizing revenue for certain multiple-element software arrangements. The Company will be required to adopt SOP 98-9 for transactions entered into beginning January 1, 2000. The Company expects that the adoption of SOP 98-9 will not have a material impact on the Company's financial position, results of operations or cash flows.

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

State of Readiness

The Company has undertaken various initiatives intended to help ensure that its computer equipment and software, as well as its software products, will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as information technology systems, including accounting, data processing, communications networks such as the Internet and private Intranets, telephone/PBX systems, and other miscellaneous systems. "Computer equipment and software" also includes systems that are not commonly thought of as IT systems, such as fax machines, or other miscellaneous systems. In addition, IT and non-IT systems may contain embedded technology, which complicates the Company's Year 2000 assessment, remediation, and testing efforts.

Company's External Software Products

As of September 30, 1999, all of the Company's current software products for Windows 95 are Year 2000 compliant. Although the Company's software which is designed for use with Windows 3.1 is not Year 2000 compliant, the Company provides upgrades to Windows 95 software products for a fee. In addition, the Company encourages its customers to upgrade to products compatible with Windows 95 through its written materials and during oral communications with end-users. There can be no assurance that customers whose computer equipment and software are not Year 2000 compliant will not encounter unforeseen problems or disruption to their systems.

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


                                      Percentage Completed         Expected
      Impacted Systems               As of September 30,1999   Completion Date
-----------------------------       ------------------------- -----------------
Hardware and software systems
 used to deliver services....                   90%                 Q4 1999

Telecommunication equipment..                   97%                 Q4 1999

Operability with internal
 systems of customers and
 suppliers...................                   75%                 Q4 1999


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

Costs to Address Year 2000 Issues

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of addressing Year 2000 issues is approximately $200,000. As of September 30, 1999, the Company had incurred costs of approximately $125,000 related to its Year 2000 identification, assessment, upgrading, remediation and testing efforts.

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

Contingency Plans

The Company expects to develop contingency plans for key internal systems by mid-November 1999. This contingency planning includes, but is not limited to, identifying additional vendors who could provide similar goods and services on short notice. Management expects these plans to substantially reduce the risk of interruption, delay, or failure of key processes required for the Company's business operations.

                          Part II. Other Information


Item 6. Exhibits and reports on form 8-K


        (a) Exhibits

            Exhibit 27.  Financial Data Schedule.

        (b) Reports on Form 8-K

            A report on Form 8-K with respect to the Company's MarketHome acquisition was filed on August 19, 1999.

            A report on From 8-K with respect to the Company's corporate name change from MySoftware Company to ClickAction Inc. was filed on September 21, 1999.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       ClickAction Inc.



Date: November 11, 1999             By: /s/ Sharon S. Chiu
                                    ------------------
                                    Sharon S. Chiu
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)