Form 10KSB
period 1999-12-31
CLICKACTION INC
filed 2000-03-21
CIK 944950

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
__________________________
FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999
                              OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

                  Commission File Number: 0-26008

                       CLICKACTION INC.
          2197 E. Bayshore Road, Palo Alto, California 94303
                      (650) 473-3600


Incorporated in					                     I.R.S. Employer Identification No.
Delaware                                	77-0195362

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB. [ X ]

Based on the closing price of $42.25 on February 29, 2000, the aggregate market value of the common stock held by non-affiliates of the registrant as of February 29, 2000 was $ 188,999,249.

The number of shares outstanding of the registrant's common stock as of February 29, 2000 was 5,417,575.


                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference into Part III.

                            TABLE OF CONTENTS

                                                                  Page No.
                                 PART I

Item 1. Business                                                        3

Item 2. Properties                                                     22

Item 3. Legal Proceedings                                              22



                                 PART II


Item 5.  Market for Registrant's Common Stock and Related
         Stockholder Matters                                            23

Item 6.  Management's Discussion and Analysis or Plan of Operations     24

Item 7.  Financial Statements and Supplementary Data                    27

Item 7a. Quantitative and Qualitative Disclosure About Market
         Risk                                                           27


                               PART III


Item  9.	Directors and Executive Officers of the Registrant            28

Item 10. Executive Compensation
                                                                        29

Item 11.	Securities of Ownership of Certain Beneficial Owners
         and Management                                                 29

Item 12. Certain Relationships and Related Transactions                 29

Item 13. Exhibits, Financial Statement Schedules, and Reports
         on Form 8-K                                                    30

Signatures                                                              31

Financial Statements                                                    33

Exhibits                                                                52

                                  PART I

ITEM 1. BUSINESS

ClickAction Inc. (formerly known as MySoftware Company, the "Company" or "ClickAction") designs, markets, and supports a family of leading task-specific software applications, annuity-based products and internet services for small businesses, including home-based businesses. In addition, the Company also provides web-based email marketing services to its enterprise clients to help them organize and manage their email marketing campaigns. ClickAction provides users with easy-to-learn and easy-to-use direct marketing solutions, including tools for downloading on-line prospects lists, managing mail lists and saving on direct mail postage. ClickAction also provides graphic tools and productivity tools for creating brochures, stationery, postcards, labels, and invoices and estimates. Headquartered in Palo Alto, California, the Company was founded in 1986 and completed its initial public offering in June 1995.

In addition to its desktop direct marketing products and services, ClickAction shifted its focus in late 1999 and has been investing heavily in the development and marketing of permission-based email relationship management ("ERM") tools and services. These ERM tools and services are designed to allow direct marketers to cost-effectively communicate with their customers, increase revenue and acquire new customers. The Company's other current services also include:

 * address correction, available through subscriptions to the MyPostageRateSaver CD-ROM; and
 * an on-line prospects service, available over the internet at www.myprospects.com,

and offering customers added value and creating the opportunity for long-term relationships with ClickAction. With an increasing number of businesses relying on direct marketing to grow their businesses, ClickAction is positioned to meet the on-line list rospecting, mailing and email campaign management needs of this important market.

Desktop Application Products and Services
The Company places significant emphasis on consumer marketing techniques in developing products and building brand awareness. The Company primarily distributes its packaged products through the retail channel in computer software and office supply stores throughout the United States and Canada.
The Company has also added new distribution methods, including direct, original equipment manufacturer ("OEM") and internet channels for all of its products and services. In addition to retail software products, annuity-based direct marketing products and internet email management and prospecting services, the Company also offers complementary paper products like invoice forms and checks and receives commissions from the sales of such products by third parties.

IDC/Link reports that there are approximately 22 million small businesses and home businesses in the United States. According to IDC/LINK, income-generating home offices are expected to grow over 27% from 1995 to 2000 , with the fastest growth expected in those companies with fewer than 10 employees. The Company's internal research indicates that small businesses are concerned about projecting a professional image in their sales and marketing materials and in other communications with customers. The Company's research also indicates that many small businesses perceive opportunities for improvement in the delivery and management of prospect lists and mailings.

Historically, small businesses have lacked the tools to obtain on-line prospects lists, create professional-quality marketing materials and to mail their materials effectively. As a result, they have been forced to rely on costly third-party providers. Today, small businesses are adopting new office productivity technologies in growing numbers. Moreover, the availability of low cost, high resolution laser and inkjet printers, including color printers, has made it possible to produce professional-looking materials directly from personal computers. As a result, small businesses are increasingly using their computers to find their prospects, combine text, data, and color graphics to produce high-quality marketing materials on their own desktops and to mail these materials via the United States Postal Service ("USPS") to their prospects.

To serve this market, a number of companies have begun to offer marketing and communications products as well as all kinds of on-line services targeted towards small businesses. These companies include:

 * Dun and Bradstreet Corp. ("D&B") and infoUSA, which provide targeted mailing lists;
 * D&B, infoUSA, iMarketinc, and I-Rent-America, which offer on-line data download;
 * Pitney Bowes, Inc. ("Pitney Bowes"), which provides their Personal Post Office, a desktop postage meter for small businesses including home-based businesses; and
 * Kinko's Copies and Alpha Graphics, Inc., which provide production services.

Although general purpose software applications, such as word processing, database, and desktop publishing applications, have a broad range of features and can be used to perform many of the sales and marketing tasks desired by small businesses, these applications are often complex and relatively difficult to use. Accordingly, the Company believes that there is a substantial opportunity for offering small businesses direct marketing solutions, from on-line prospecting data download to task-specific software designed to provide cost-effective, easy-to-learn, and easy-to-use solutions.

Web-based Email Marketing Services
In August 1999, the Company acquired an internet email marketing service company, MarketHome, Inc., and then switched its focus and investment on the development and marketing of the web-based email marketing services to its enterprise clients, primarily catalogers and retailers. ClickAction provides direct marketers with permission-based ERM tools and services that help its clients cost-effectively communicate with and increase revenue from existing customers and potentially acquire new customers. The Company's ERM system helps its client build one-to-one customer relationships by combining permission based customer profiles with data mining, targeting and a full suite of email Campaign management tools.

The online direct marketing industry is growing very rapidly and email marketing is one of the key components of this industry. The Direct Marketing Association projects that direct marketing expenditures will increase from $160 billion in 1998 to $220 billion in 2003. While currently only a relatively small percentage of direct marketing efforts is conducted on line, the trend is expected to change very rapidly. Forrester Research estimates that U.S. marketers will send 200 billion emails per year generating a $1.6 billion opportunity for email list owners and $3.2 billion for email marketing services outsourcers (The Forrester Report, January 2000). Based on the Company's internal research and study, management predicts that permission-based email marketing will experience the most rapid growth within the online direct marketing category because of its cost effectiveness and responsiveness of the one-to-one communication.

With the targeting and profiling capabilities of the Company's ERM system, a marketer can send a highly targeted message or advertisement to match an individual's indicated preferences, which translates to higher response rates and a better return on investment for the marketers. According to a recent Forrester report, marketers are experiencing click-through rates of 10% on in-house lists; of those who click-through, 2.5% make a purchase. Compared with the response rate of approximately 1% from a direct mail campaign, an email marketing campaign is a much more cost efficient and effective vehicle for not only customer retention and acquisition but also revenue generation.

Given the challenges and scope of work and resources required in an email marketing campaign, the Company believes that many companies will outsource their email marketing efforts and focus on their core competencies. A recent Forrester survey also showed that marketers that outsourced the delivery and list management of their email had higher conversion rates than those that kept email operations in-house. The Company believes that it is well positioned to provide its clients with a cost-effective vehicle for permission-based email delivery, the tools to manage and integrate their internal systems and, most importantly, value-added services such as data analysis, customer profiling, and data integration.

Company Strategy

The Company's core strategy is to help businesses turn their PCs into direct marketing powerhouses. This shift in focus will transition the Company from a retail software company to a direct marketing solutions company. The most cost-effective and efficient direct marketing solution the Company provides is the permission-based email relationship management tools and services that help marketers deliver one-to-one communication with their customers. In addition, the Company's desktop software products and services address the sales and marketing needs of small businesses: attracting new business, communicating with customers, and managing customer lists. In order to address this growing market, the Company has focused on becoming the leading seller in its core categories, including on-line prospecting, mailing, brochures, labeling, business cards, and invoices/estimates. Key elements of the Company's strategy are summarized below.

Provide cost-efficient and effective permission-based email relationship management tools and services. The Company developed its internet-based, opt-in email marketing technology in 1997 to provide marketers a cost-effective vehicle for one-to-one communications with their customers. These tools help businesses increase customer loyalty and generate better returns on investments. ClickAction has invested heavily in the development and marketing of its ERM systems since Q3 1999, expanding its client list and enriching the features and functionality of its ERM systems. ClickAction's technology is targeted primarily at catalog and retail marketers. The Company's ERM system has been customized for the ease of use to marketing and database managers of catalog and retail companies and is designed to minimize demands for technical assistance.

Provide a cost-efficient Web service for new customer prospecting at www.myprospects.com. MyProspects.com users can connect real-time via the internet to 13 million U.S. business listings and a 112 million consumer listings compiled by Polk and Experian. Detailed geographic and demographic selection criteria assists in generating prospecting lists targeting specific customer demographics. Small business users are the key targets for www.myprospects.com as they are constrained in the search for new customers by:

 * access to quality direct marketing list data;
 * overall data cost; and
 * time.

Small business users do not have access to quality direct marketing prospecting data in small, inexpensive quantities due to the nature of the mainframe computing infrastructure of data compilers such as Polk and Experian. By offering a Web-based customer prospecting tool through www.myprospects.com, the Company can deliver new customer prospecting data in smaller quantities and in a cost effective, internet efficient and timely framework.

Provide a line of fully featured, task-specific applications. The Company's target users are busy and results-oriented. These users often find general purpose software programs cumbersome to learn and to use for a particular task. By developing task-specific applications, ClickAction makes its products easy to learn and use, while incorporating all the capabilities needed to successfully perform a focused task. Users can solve other small business marketing challenges by purchasing additional task-specific software from MySoftware's family of products.

Build product loyalty and brand name. The Company believes that building the MySoftware brand is important to the long-term success of is desktop products. By offering a family of related products that complement one another and have similar names and packaging, the Company aims to raise brand awareness and increase sales. ClickAction also conducts active brand marketing and communications campaigns, including public relations efforts, direct communications, advertising, and retailer promotions. To further increase consumer exposure to its products, the Company establishes cooperative marketing arrangements with companies that offer complementary sales and marketing products. To date, ClickAction has established such arrangements with Avery Dennison Corporation ("Avery"), American Express Company ("American Express"), PaperDirect, Geographics, New England Business Systems,
Inc. ("NEBS"), Pitney Bowes, Stamps.com Inc., and ELetter Inc.

Focus on core product categories. ClickAction focuses its marketing and development resources on two core product categories: ERM products and services and desktop direct marketing products and services. The Company further leverages its desktop application leadership position in the mailing category by offering annuity-based mailing-related products and services. By maintaining this focus, the Company believes it will continue to be positioned to understand customer needs, produce easy-to-learn and easy-to-use products and services and build its brand name and market position.

Focus on expanding channels of distribution. The Company's distribution efforts for packaged software are focused on the retail channel, since most small businesses and individuals purchase software through retail outlets. The Company actively seeks to increase its visibility in the retail channel by:


 * conducring promotions,
 * monitoring sell-through and inventory levels,
 * designing its packaging for self-service selling environments,
 * supporting retailers' advertising and promotional efforts, and
 * conducting independent public relations and advertising efforts.

In addition to retail distribution, the Company is actively expanding its direct channel and Web channel for its product and service offerings. The Company alsodistributes products and services through its OEM channel, through which it has formed partnerships with companies such as Pitney Bowes, Hewlett-Packard Company, Brother, Ameritech, AT&T, American Express, Bell South, Stamps.com and Vicinity Corporation. Such relationships enable the Company to generate additional revenues, expand its target market for annuity-based products and other services, and build awareness of the MySoftware and ClickAction brands.

Emphasize market-driven product development. The Company employs extensive market research and user feedback to define, develop, and improve its products and services to meet customer needs more effectively. ClickAction applies an integrated four-step consumer marketing process to define, develop, and improve its products. These steps include:

 * performing consumer research to identify user needs and behavior;
 * incorporating the research to develop easy-to-learn, easy-to-use, fully featured, task-specific applications;
 * conducting both pre- and post-release usability testing to validate these designs; and
 * collecting customer support data and product returns feedback to drive future improvements.

Products

The Company's desktop product line is a family of desktop software applications that address the specific sales and marketing needs of small businesses, usually those with ten or fewer employees. The Company also sells an email marketing application service which is designed and targeted for marketers, including catalog, brand and retail companies.

Desktop Products

The Company provides small business users with powerful, easy-to-learn and easy-to-use solutions for creating customized, professional-quality mailing lists, brochures, labels, business cards, invoices/estimates, business checks and other marketing communications materials. The Company's core desktop products are packaged under the "MySoftware" brand and primarily sold through the retail channel. The Company also markets annuity-based mailing products and Web prospecting services that complement the Company's existing mailing software products. The Company provides its products with a 30-day money-back guarantee. Most of the Company's core applications are available for Microsoft Windows 3.1, Windows 95 and Windows 98.

Mailing Products
MySoftware's initial mailing list product was introduced in September 1987.
The advanced version, introduced in June 1989, stores and organizes mailing list data that can be printed in a variety of forms, including mailing labels, envelopes, address books, and Rolodex cards, or used in conjunction with other ClickAction applications, such as MyAdvancedBrochures. MyDeluxeMailList, the updated version of the advanced mailing list application, introduced in March 1995, includes Zip Look Up, a CD-ROM of USPS valid address in the United States, enabling users to correct their addresses and add ZIP+4 codes to help speed delivery of their mail. Since then, MyDeluxeMailList has been updated periodically and runs on both Windows 95 and 98 formats. MyPostageRateSaver (formerly MyAddressChecker), introduced in 1994, is USPS CASS-certified and enables users to qualify for Bulk Mail discounts. Users must subscribe to bi-monthly CD-ROM updates to continue to qualify for postal discounts, which can be as great as approximately 80%. The program verifies and corrects addresses against the national database of deliverable addresses maintained by the USPS and supplies the appropriate ZIP+4 codes necessary to print delivery point bar codes and to qualify for these discounts. MyMailList & Address Book, introduced in December 1997, provides users with simple features to organize names and addresses, at a lower price point than the Company's other mailing products. MyContactManager was introduced in March 1999. It has a built-in database of function that allows customers to track contact history through pop-up calendars, sort & filter features and easy-to-use contact reports.

Labeling Products
The Company's initial labeling product was introduced in March 1988. MyAdvancedLabelDesigner, introduced in May 1992, enables users to design and print professional-looking, color labels in standard and custom sizes, including mailing and shipping labels, name cards, Rolodex cards, file folders, cassette and video tape labels, and more. Text, data, and graphics can be entered directly into MyAdvancedLabelDesigner or imported from other applications such as dBase, Paradox, and Access. Labels can be enhanced with special design elements including color, rotated text, and clip art. In March 1996, the Company introduced the Windows 95 version of MyAdvancedLabelDesigner, which supports ten different label brands and more than 500 label sizes. Since then MyAdvanceLabelDesigner has been upgraded and is compatible with Windows 98. MyLabels was introduced in March 1996 to provide similar features to a more value-conscious consumer.

Financial Products
MySoftware's initial invoice product was introduced in December 1990. The Deluxe version, introduced in June 1999, is an invoicing,estimating, and cash management application. The program produces professional-looking invoices and estimates on plain paper or on a variety of pre-printed forms. The application also produces a variety of sales and accounts-receivable reports designed to assist small businesses in analyzing the financial and accounting aspects of their businesses. The current version of MyDeluxeInvoices is embedded with Windows 95/98 code base and offers enhanced usability features. MyBusiness-CheckWriter and MyPersonalCheckWriter were introduced in December 1999. Both products allow customers to print bank-approved checks from their laser printer. They also seamlessly interface with popular business and consumer accounting packages. The Company also launched a line of blank security checks, called MyChecks, for use with MyBusinessCheckWriter and MyPersonalCheckWriter. ClickAction also sells pre-printed invoice, estimate, and statement forms for use with all software products in its invoicing/estimating category. The Company contracts with a third party to manage its private-label forms business and shares in the sales revenues and marketing costs of the business. There can be no assurance that this arrangement can be maintained or will benefit the Company.

Publishing Products
MyBusinessPublisher was introduced in December 1998. MyBusinessPublisher is an all-in-one solution for small business' print and Web publishing needs. This product enables users to design and produce quality flyers, postcards, color brochures, menus, newsletters, and invitations in a variety of formats and sizes. This product provides users with powerful and easy-to-use design and drawing tools. MyTypeArtist contains 1,000 unique typestyles that can be browsed according to color, pattern, theme, shape and more. In April 1995, the Company introduced MyProfessionalBusinessCards. MyProfessionalBusinessCards gives small business owners a tool for creating professional-quality business cards in minutes. The Company introduced MyCustomStationery in September 1999. This product is designed to create customized, professional-quality stationery.

ProVenture Budget Titles
In 1998, the Company introduced a total of 12 budget-priced products under its ProVenture brand name. The Pro Venture products offer end users the same marketing and mailing functionality as our similar core products, but with fewer features and are typically offered at below retail prices. The twelve budget products that were introduced in 1998 were:

 * Business Cards;
 * Label Maker;
 * Mail List;
 * DataBase;
 * Brochures;

 * Stationery;
 * Invoices & Estimates;
 * Postcards;
 * Newsletters;
 * Presentation & Charts;
 * Address Book; and
 * WebPage Designer.

The Company added 4 budget titles to the product line in 1999. The four products were Border Art, Greeting Cards, Logo Maker and Resumes.

Apple Macintosh Titles
In October 1999, the Company re-launched a line of business productivity titles for Apple Macintosh. These Mac products address the same marketing, mailing and invoicing needs as the PC products. The four Mac titles introduced were MyAdvancedMailList, MyAdvancedLabelDesigner, MyAdvancedDatabase and MyAdvancedInvoices.

Web Products and Services
The Company launched the Web site www.myprospects.com in December 1998 to enable users to select and download information regarding qualified customers from the internet. With www.myprospects.com, users can quickly and inexpensively connect with more than 13 million U.S. business listings and more than 180 million consumer records compiled by the leading companies in the Direct Marketing industry.

Other Products
In September 1999, the Company introduced MyBusinessPlanStarter. This product is designed to help customers assess the feasibility of a business idea prior to writing an entire business plan. During 1999, the Company launched four seasonal products, MyHolidayMailingLabels, MyHolidayClipArt, MyHolidayGreetingCards, and MyHolidayScreenSaver, which are designed for creating and mailing holiday greetings and announcements. The Company also markets the American Check Printers line of checks for personal financial programs. These products are not expected to contribute materially to the Company's future revenues.

ClickAction Service

ClickAction's ERM service, which was originally launched by its subsidiary MarketHome, Inc. in 1997, enables companies to send personalized email Communications regarding products and services to customers who make a request, or "opt-in" directly from the companies' web site. ClickAction ERM 4.0 was the first version launched in November 1999 by the Company.

ClickAction ERM 4.0 gives companies the ability to reduce the cost of communicating with customers, find new sources of revenue through initiatives such as online-only promotions and inventory clearances, and better retain customers over the long-term by communicating with them about individual interests and needs on a permission-only basis.

The Company's ERM application service was designed primarily for use by the marketing and database managers who work at catalog, brand and retail companies. It is easy-to-use and provides a feature-rich, web-based campaign management interface that gives managers total control over their email marketing communications -- without any IT demands for technical programming or hardware
maintenance.   ClickAction ERM 4.0 contains three sections:  Campaign Center,
Setting and Tracking Center. The Campaign Center is where users select from a simple text, a graphic html or newsletter email format, create the message content, and establish the parameters for the campaign such as timing and who will receive the message. The Tracking Center is where users can see instant results of their campaigns, such as click-through rates, unsubscribes and bounce-backs due to incorrect addresses. In Setting, users are able to create the confirmation messages that all users see upon sign-up, headers and footers that go out with each message, and the personalized salutation that sits at the top of each email. This is also where the inbound management system resides
This plays a major role in keeping email lists clean and free of duplicate or invalid addresses. It also lets users route legitimate customer inquiries to customer service addresses.

The Company is developing its next generation ERM service, ClickAction ERM 5.0, for launch in the first half year of 2000. This service will feature advanced personalization tools, data exchange capabilities with legacy databases and improved campaign management tools such as the ability to send streaming audio and video content via email. In addition, the Company is developing an enterprise solution that integrates with existing e-commerce and legacy systems.

Product Development

The software and internet industry is undergoing rapid changes, including evolution of industry standards, introduction of new operating systems and environments, frequent new product introductions and changes in customer requirements and preferences. The Company believes that its future success will depend in large part upon its ability to keep pace with competitive offerings, to adapt to new operating systems, hardware platforms, media, internet technologies, and industry standards, and to provide additional functionality by enhancing its existing products and introducing new products on a timely basis.

The Company focuses on developing and improving its family of core products and internet services. At the same time, it is developing products and services in complementary software categories and is expanding internet services related to direct marketing. This focused strategy allows ClickAction to better understand its market and to develop solutions to customer problems. In order to meet the business development and marketing needs of its prospective customers, the Company works with current and prospective users or marketers to define the functionality of the Company's new products and services and make improvements to its existing products and services. The Company's development process is organized around multi-functional teams composed of product development, marketing, customer services and quality assurance personnel who work together in the development of products from an earlier design stage. This team approach ensures a high level of marketing and customer support input throughout the many stages of product development. From time to time, the Company will license third-party products that fit into the Company's desktop product line and strategy. The Company will publish such products under the Company brands and sell them through the Company's existing channels.

ClickAction conducts systematic usability testing as an integral part of the product development process. This testing begins with the product specification phase and continues during development and beta testing. This testing is used to identify potential problems quickly and formulate early solutions. In addition to monitoring customer support calls and requests, the Company has in place an optional customer registration program that further enhances its ability to monitor customer use of its products and to obtain valuable customer feedback.


With respect to its desktop software applications, ClickAction creates all product specifications and maintains internal control over the creative and market-driven aspects of product development. Once a product has been defined and a detailed specification has been designed, the Company sometimes leverages its resources by outsourcing part of the coding function. For desktop products, the Company compensates third-party coders or licensors primarily through payments for software production costs and royalty payments. Royalty expenses have been at 2% of net revenues of the relevant products, with a dollar maximum cap on total royalty payments for certain products. The Company generally owns all intellectual property rights to products developed by third-party coders with the exception of the base code for MyBrochures, MyAdvancedBrochures, MyProfessionalMarketingMaterials, MyProfessionalBusinessCards, Custom Business Stationery and MyBusinessPublisher. With respect to these products, the Company owns all the code for the user interface, while the base code is owned by the third party coder.

The Company has made use of shared code across its product line. For example, MyAdvancedMailList and MyAdvancedLabelDesigner share portions of the same base code, and the code for MyAdvancedBrochures was used to develop MyProfessional-BusinessCards, Custom Business Stationery and MyBusinessPublisher. The Company believes its ability to leverage significant blocks of code across multiple products has enabled it to shorten development time and reduce development costs.

From time to time the Company licenses third-party products that are strategic to its product strategy, and distributes such products through its regular channels. The Company generally does not own the intellectual property rights to such licensed products. The Company compensates these third-parties through royalty payments from revenues generated from such products. Royalty expenses for licensed products range from 10% to 12% of net revenues of the relevant products. The Company's success depends in part on its continued ability to renew or obtain such license agreements. There can be no assurance that the Company will be able to obtain or renew such licensed agreements on favorable terms, if at all.

With respect to its internet services, the Company has an internal product development group that is devoted to the development and enhancement of its ERM system. The Company's ERM system is 100% JAVA based. The design, interface and programming are done by the Company's employees with additional support from contract programmers. The Company's Web services success depends on the ability to retain and recruit technical professionals to develop and maintain its Web services. There is no guarantee that the Company can retain its professionals or can attract professional key employees with good qualifications and technical skills. Currently, the Company outsources the hosting services for its ERM system to a third-party provider, but by May 2000, the Company expects to own and maintain all the equipment required to host the ERM system. This equipment will be located at a major third party co-location facility.

As of December 31, 1999, the Company had 23 full-time and one part-time professional and technical employees engaged in product development. During the years ended December 31, 1999, 1998, and 1997, product development expenses were $3,442,070, $1,997,355, and $2,221,712, respectively, not including capitalized software production costs paid to third-party coders of $88,747, $523,032, and $1,179,180, respectively.

Sales and Marketing

Sales
The Company's desktop products are distributed primarily through computer software and office supply retailers throughout the United States and Canada, including computer superstores (CompUSA Inc.; Fry's Electronics, Inc.; MicroCenter), office warehouse clubs (Office Depot Inc.; OfficeMax; Staples Inc.), software specialty stores (Electronics Boutique; Future Shop), consumer electronics stores (BestBuy Co., Inc.) and occasionally at general warehouse clubs (Price/Costco Inc.; Sam's Club). Of the Company's top ten retail outlets, ClickAction sells directly to six and serves the other four through distributors such as Ingram Micro, Inc. ("Ingram"), Merisel, Inc. and Triad. Ingram and Office Depot, Inc. accounted for 34% and 31% of net revenues for 1999, 37% and 15% of net revenues for 1998, and 37% and 20% of net revenues for 1997. The Company has non-exclusive arrangements with its distributors and retailers that generally do not require minimum purchases of and may be terminated at any time.

The Company monitors product sell-through and retail inventory information.
Most of the Company's distributors and key retailers provide weekly or monthly sell-through data as well as current inventory information. This information is analyzed for both positive and negative trends and is used to assist the Company's retailers in managing product inventory levels. This information is also used to determine the effectiveness of retail promotions and advertising. The Company's promotional activities are also geared toward increasing customer exposure to its products with additional facings and high traffic locations.

The Company's products are also distributed directly and through OEMs. Direct sales to customers are expected to remain at the same level going forward. Sales through the OEM channel, with partners such as AT&T, Brother, American Express, Ameritech and others, enable the Company to generate additional revenues, expand the target market for its annuity-based products and services, and build awareness of the MySoftware brand.

The Company's ERM services are derived primarily through direct selling efforts by ClickAction's internal sales force. The Company employed a total of 15 sales managers as of December 31, 1999 who focus their selling efforts on ERM services. The Company maintains sales forces in the New York, Boston, New Jersey, Chicago, Salt Lake City and Minneapolis metropolitan areas. To date, the Company's primary focus has been to sell its ERM service to the catalog and retail industry. The Company experienced a positive growth in ERM client list for 1999.

Cooperative Marketing Arrangements
ClickAction has entered into cooperative marketing relationships with companies that sell products complementary to the Company's desktop products, including paper products and targeted mailing lists. In exchange for inserting these marketing partners' catalogs and product samples inside the Company's retail software packages, the Company receives a per-registered-user fee, per-product-shipped fee, or sales commission on any sales generated by the Company's activities or other promotional consideration. ClickAction currently has cooperative marketing programs with Geographics, PaperDirect, Stamps.com, American Express and ELetter. To date, these activities have not produced significant revenues, but the Company believes that these activities contribute to its brand-building efforts. There can be no assurance that any of these arrangements can be maintained or will benefit the Company.

In addition, the Company has developed custom versions of its products for sale by some of its marketing partners. The Company has entered into a resale contract with NEBS, Geographics and Great Gizmos for various ClickAction titles. There can be no assurance that any significant revenue will result from these activities or that any of these relationships can be maintained.

The Company has also entered into distribution and affiliate programs with some companies for distributing its ERM services or driving traffic to its other internet services sites, such as www.myprospects.com. To date the revenue from such arrangement has not been significant and there is no guarantee that any of these arrangements can be maintained or benefit the Company.

Marketing
ClickAction's marketing department is responsible for:

 * managing products and services offering and developing new market opportunities;
 * building brand recognition through public relations, advertising, and other promotional techniques; and
 * communicating directly with current customers to market additional products and services.

The Company's marketing department has two main areas of focus: product marketing and corporate marketing.

The Company's product marketing group is responsible for analyzing the needs of email marketers as well as the direct marketing needs of small businesses and individuals. This includes:

 * specifying product and services features;
 * validating product/services ease-of-learning and ease-of-use;
 * managing package design;
 * coordinating product training;
 * developing sales of complementary products and services; and
 * increasing repeat purchases by existing customers.

Market research is an integral part of ClickAction's customer-focused approach, enabling the Company to continue to improve existing products and services and define new products and services. Product marketing personnel work closely with product development engineers to develop product development specifications based on demonstrated customer needs.

The Company's corporate marketing group focuses on building awareness of the ClickAction brand and increasing ClickAction product trials. Its responsibilities include external communications, such as public and investor relations, advertising, the corporate Web site, trademark issues and promotions. ClickAction also conducts periodic retail promotions designed to increase short-term sales and strengthen relationships with retailers.

Customer Support/Client Services

The Company's customer support activities provide valuable services to its Customers, enhance customer satisfaction, and generate customer input to the Company's product development process. ClickAction provides customer technical support through a third party managed by the Company's internal customer support group. This structure allows the Company to achieve satisfactory customer support on a cost-effective basis. The Company receives daily downloads of data from its customer technical support provider, allowing it to monitor service levels and support quality.

ClickAction has also formed a client service group to support its ERM clients, and each ERM client is assigned a specific client service manager. The Company's client service group helps clients design, create and manage their permission-based email marketing campaign and ensure the integrity of data transfer and installation of the ERM system. The goal of the team is to create a positive and easy experience for its clients throughout the implementation and execution of their email marketing campaign and ultimately create a positive return on investment for such email marketing campaign. The Company is offering a 100% services guarantee to its ERM service clients.

Data Management and Hosting

The Company's ERM service allows clients to compile a data warehouse of key marketing, profiling and other information. These ERM services include:

 * Maintaining and managing email lists with list cleansing services such as purging undeliverable addresses;
 * Correcting any invalid addresses and deleting duplicate email records;
 * Designing, developing and hosting the survey screen per clients' specification;
 * Processing and providing real-time response information including click through and delivery information;
 * Automatically managing the replies and requests generated from email marketing campaigns and forwarding other customer service requests.


Operations

The Company directly performs all purchasing, finished goods inventory management and warehousing, scheduling, order processing, and shipping functions. The Company prepares master software diskettes, CD-ROMs, user manuals, and packaging designs, and conducts independent quality control and testing at its facilities. Diskette and CD-ROM duplication, printing of documentation, and packaging and assembly are performed by independent contractors to the Company's specifications. To date, the Company has not experienced any material difficulties or delays in the manufacture and assembly of its products. However, if such difficulties and delays were encountered and if the Company's transition to an alternate vendor were not completed promptly, the Company could be adversely affected.

The Company generally ships products within three days of receipt of an order. As a result, the Company has relatively little backlog at any given time, and does not consider backlog to be a significant indicator of future performance.


Competition

The market for the Company's small business desktop products is intensely competitive, and is characterized by pressure to increase marketing and promotional activity, incorporate new features, release new product versions and reduce prices. Existing software companies may broaden or enhance their product lines to compete with the Company's products, and other potential new competitors, including computer hardware manufacturers, diversified media companies, and small busines service companies, may enter or increase their focus on the small business software market, resulting in even greater competition for the Company. The Company's software products compete with task-specific products sold by Avery (labeling software), Intuit, Inc. (invoicing/ estimating software), The Learning Company, Inc.(business card, labeling, and brochure/marketing material software), and several other companies of varying size and financial and marketing strength. The Company's products also compete with general purpose programs, such as word processing, database, and desktop publishing products from major software companies, including Adobe Systems Incorporated, Lotus Development Corp., Microsoft Corporation and Corel Corporation. The Company believes it would face increased competition from such general purpose programs if such programs were designed for greater ease-of-use of task-specific functions. The Company's Web services compete with the similar services provided by some large data provider like InfoUSA, iMarketinc, I-Rent-America, and Dun & Bradstreet. The Company believes that it will face increased competition from similar Web services provided by other data companies like Acxiom, First Data, Experian and others. In addition, new operating systems may incorporate features enabling users to accomplish small business marketing and other tasks currently addressed by the Company's software products.

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

Only a small percentage of products introduced in the market achieve any degree of sustained market acceptance. Principal competitive factors in the marketing of software include:

 * product features;
 * quality;
 * reliability;
 * technological
 * sophistication;
 * brand recognition;
 * ease-of-learning;
 * ease-of-use;
 * merchandising;
 * access to distribution channels and retail shelf space;
 * marketing;
 * advertising;
 * public relations;
 * price; and
 * the availability and quality of support services.

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

The competition for email marketing services is very competitive and driven by rapidly changing technologies. The Company believes it will face sever competition in the future because of the advertising and communication directions that the direct marketers are taking and the fact that there are no major entry barriers into the email marketing market. The factors that will drive competitive success in this market include:

        * Quality, features and functionality of the Company's ERM system;
        * Quality of the Company's client  services;
        * Reliability of the ERM system;
        * Scalability of the Company's system and services; and
        * Speed of the delivery of email marketing campaigns.

Due to rapid technological changes in this market, there is no guarantee that we can compete favorably against current or potential competitors. Our competitors include other email marketing services providers such as Acxiom and its affiliate Bigfoot, Digital Impact, Exactics.com, DoubleClick, Kana Communications, Message Media, Responsys.com, Prime Response and others.

We may also experience additional competition from other internet service providers such as Microsoft, IBM, Yahoo!, ADVO and others. Most of these companies have established relationships with the Company's prospective clients. In addition, these companies have substantial financial resources to develop, market and compete against the Company should they decide to provide email marketing services. There is no guarantee that the Company can compete favorably or at all if these companies decide to enter into this market.

The fact that the Company's management team has limited experience in this market increases the Company's risk of being unable to compete effectively. In addition, many of the Company's competitors have significantly greater resources to devote into the development, marketing and sales of their emarketing solutions. There is no guarantee that the Company can effectively compete with its limited resources.

Proprietary Rights and Licenses

The Company relies primarily on a combination of trademark, copyright, and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect its proprietary rights. The Company does not include in its products any mechanism to prevent or inhibit unauthorized copying. Unauthorized copying occurs within the software industry, and if a significant amount of unauthorized copying of the Company's products were to occur, the Company could be adversely affected. In addition, as the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. Use of third-party coders or the licensing of third-party products may increase the risk of infringement. The third-party coders' and licensors' liabilities to the Company for any infringement of copyrights, trade secrets or patents are generally limited to royalties received from the Company.

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

Employees

As of December 31, 1999, the Company employed 89 full-time employees and two part-time employees. Of the Company's full-time employees, 36 are in sales and marketing, 24 are in development, ten are in client and customer support, fourteen are in systems, administration and finance, and five are in operations. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes that it has good employee relations.

Risk Factors

The following risk factors should be considered very carefully in addition to the other information contained in this Form 10-KSB. The risks described below are not the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected.

WE COMPETE IN AN EMERGING MARKET AND WE DO NOT KNOW IF OUR EXISTING OR FUTURE PRODUCTS AND SERVICES WILL BE ACCEPTED

Our success depends on the market acceptance of our new and existing products and services. The majority of our current revenues derive from the sale of task-specific software applications for small businesses through the retail channel. The emergence of the internet and on-line e-commerce makes it difficult to predict with any assurance the future size of this market. Our focus on a small number of core products heightens exposure to market development and product acceptance risks. In addition, there also can be no assurance that our existing products will achieve broad-based market acceptance, that sales of such products will continue at historical rates or that we will introduce new products that achieve significant market acceptance in the future.

Our success increasingly depends upon our ability to secure arrangements with OEM partners that distribute our products and services as well as provide us other strategic benefits. These relationships allow us to generate additional revenues, expand our target market for our products and services, and build awareness of the ClickAction and ClickAction brands. The market for these relationships is highly competitive, and there can be no assurance that we will be successful in sustaining existing relationships or creating new relationships in the future.

Our strategy of transitioning ClickAction to an email marketing campaign management company is very risky and untested due to the limited operating history of the management team and the emerging nature of the emarketing industry. The internet market is highly competitive with many well-funded companies and this service is relatively new to most of our clients. There is no assurance that we can successfully execute our plan of continuously developing new technology ahead of our competitors, retaining our existing enterprise clients, or acquiring new clients.

OUR SUCCESS DEPENDS ON OUR TIMELY DEVELOPMENT OF NEW PRODUCTS AND
SEVICES

We believe that our future success depends in large part upon our ability to keep pace with competitive offerings, to adapt to new operating systems, hardware platforms, media, and industry standards, and to provide additional functionality by enhancing our existing products and services and introducing new products and services on a timely basis. If we are unable to develop such products or services in a timely manner due to resource constraints or technological or other reasons, this inability could have a material adverse effect on our business. Failure to develop and introduce new products and services in a timely fashion could have a material adverse effect on our business.

OUR SUCCESS DEPENDS ON POSTAL REGULATIONS AND AVAILABILITY OF POSTAL
INFORMATION

Our line of mailing products, which in the aggregate accounted for 15% of our net revenues in 1999, have been developed based on current Postal Service regulations. Changes in Postal Service regulations, which historically have occurred frequently, could necessitate updating these products or could eliminate or reduce the usefulness of these products, which could adversely affect our operating results. We license from an independent third-party, address information and certain software code embodied in the MyDeluxeMailList and AddressChecker products that perform address correction, add ZIP+4 Codes and supply delivery point bar codes. There can be no assurance that we will be able to maintain or renew our relationship with this third party or that the code and information we license will be error free or perform to our specifications or in accordance with Postal Service regulations. Significant changes in Postal Service regulations or the inability to maintain or renew our relations with the independent party on acceptable terms or at all could have a material adverse effect on our business and prospects. We must also obtain Postal Service certification on a bi-monthly basis in order to be able to supply MyDeluxeMailList and AddressChecker users with CD-ROM updates in a timely manner. There can be no assurance that we will be able to continue to secure such certification on a timely basis, if at all, and the failure to do so could have a material adverse effect on our business.

FLUCTUATIONS IN OPERATING RESULTS MAY AFFECT OUR BUSINESS

We have historically experienced, and may continue to experience, significant fluctuations in the operating results of our desktop software products due to a variety of factors. These factors include:

 * the size and rate of growth of the market for task-specific applications for small businesses and of the software market in general;
 * the timing and number of product enhancements and new product and services introductions by us and our competitors;
 * the timing and delivery of partnership arrangements;
 * product returns;
 * changes in pricing policies by us and our competitors;
 * accuracy of retailers' forecasts of consumer demand;
 * timing of the receipt of orders from major retailer and distributor customers;
 * cancellations or terminations by retail or distributor accounts;

 * shelf space reductions; and
 * delays in shipment.

We believe that revenue fluctuations with respect to our new email marketing services will follow the revenue fluctuations of the traditional direct marketing industry. However, we have a limited history with these new offerings and cannot predict the effects of these fluctuations on our quarterly operating results. Furthermore, a significant portion of our operating expenses are relatively fixed, and planned expenditures are based, in part, on expectations with regard to future sales. As a result, if net revenues do not meet our expectations in any given quarter, operating results may be materially adversely affected. In response to competitive pressure, we may also take certain pricing or marketing actions that could have a material adverse effect on our business. There can be no assurance that we will achieve consistent profitability on a quarterly or annual basis.

WE EXPECT TO INCUR SIGNIFICANT FUTURE OPERATING LOSSES AS A RESULT OF OUR STRATEGIC TRANSITION

Following the acquisition of MarketHome in August 1999, we began to shift our strategic focus to web-based email marketing products and services. We intend to invest in the development, sales and marketing of such e-marketing web-based products and services. Due to such shift in strategy and investment in the web-based products and services, our management is anticipating operating losses in the near future. Our management does not have past experience in email marketing. There is no assurance that we can grow the email marketing revenues as planned or that we will achieve profitability in the future. In addition, we expect that our development, sales and marketing, system and administrative expenses will increase significantly in the future.
Failure to increase our revenues to achieve or sustain profitability in the future could have a material adverse effect on our business and operations.

As a result of our recent acquisition and our investment in the new web-based products and services, we have experienced negative cash flows from operations in fiscal year 1999. We are currently in the process of evaluating various financing options and our overall financing strategy. The failure to secure adequate finance could adversely affect the execution of our new strategy and could have a material adverse effect on our operations.

WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY

The market for our products and services is intensely competitive, and is characterized by pressure to:

 * increase marketing and promotional activities;
 * incorporate new features;
 * release new product versions; and
 * reduce prices.

Our desktop products compete with the task-specific products sold by several other companies of varying size and financial and marketing strength, including:

 * Avery's labeling software;
 * Intuit's invoicing and estimating software; and
 * Mattel's business card, labeling and marketing material software.

Our desktop products also compete with general purpose programs, such as word processing, database and desktop publishing products from major software companies, including Adobe, Lotus, Microsoft, and Corel. We believe that we would face increased competition from such general purpose programs if such programs were designed for greater ease-of-use of task-specific functions.
There can be no assurance that we will have the resources required to respond to market or technological changes or to compete successfully in the future.

In addition, increasing competition in the small business software market may cause prices to fall, which could adversely affect our business and financial performance.

Our prospecting web services compete with the similar services provided by some large data providers, such as InfoUSA, iMarketinc, I-Rent-America, and Dun & Bradstreet. We believe that we will face increased competition from similar web services provided by other data companies like Acxiom, First Data and Experian. We started offering our prospecting web services in December 1998 and expect to see increased competition from other larger data companies in the near future. There can be no assurance that we will have the resources required to successfully drive traffic to our prospecting web site or to convert such web site traffic into revenues.

We have experienced and expect to continue to face intense competition in the delivery of email marketing services. Current competitors include, but are not limited to: Digital Impact, MessageMedia, Kana Communications, Exactis.com, Media Synergy and Responsys.com, as well as in-house information technology departments of existing and prospective clients. We may compete in the future with internet service providers, advertising and direct marketing agencies and other large established companies like Double Click, America Online, Microsoft and Yahoo!. Many of the companies with which we currently compete, or may compete in the future, have greater financial, technical, marketing, sales, and customer support resources, as well as greater name recognition and access to customers than we do. These potential competitors may also choose to enter the market by acquiring one of the existing competitors or by forming strategic alliances with these competitors, which could adversely affect our ability to compete.

OUR SUCCESS DEPENDS ON LIMITED DISTRIBUTION AND RETAIL CHANNELS
FOR DESKTOP SOFTWARE

Sales to a limited number of distributors and retailers have constituted, and are anticipated to continue to constitute, a significant share of our net revenues from desktop software. Some distributors control access to shelf space of certain retailers, and termination of our relationship with a particular distributor may prevent us from obtaining shelf space in some retail outlets. There can be no assurance that such retailers will continue to purchase our products or provide our products with high quality and adequate levels of shelf space and promotional support. We have nonexclusive arrangements with our distributors and retailers which generally do not require minimum purchases of our products and which may be terminated at any time. In addition, other types of retail outlets and methods of product distribution may become important in the future, such as the internet, online services, and other electronic distribution services. Our success with the desktop software will depend, in part, upon our ability to maintain access to existing channels of distribution and gain access to new channels if and when they develop.

OUR SUCCESS DEPENDS ON THE INTERNET

The success of our new emarketing strategy and internet services may rely on the demand for such new evolving services. Our email marketing services are very different from the traditional direct marketing methods that many of our clients have used. Demand for our email marketing services may not materialize because:

 * businesses may not adopt the email marketing strategy and method due to substantial investments in traditional marketing methods;
 * consumers may not accept email emarketing messages;
 * consumer confusion between permission-based email services and unsolicited commercial email may influence businesses not to use emarketing services; or
 * the effectiveness of email marketing campaigns may diminish if consumers become inundated with email direct marketing.

The failure to grow our email marketing services could result in lower revenues and could have a material adverse effect on our financial position.

OUR SUCCESS DEPENDS ON SALES TO A LIMITED NUMBER OF RETAILERS AND
DISTRIBUTORS AND OUR ABILITY TO COLLECT RECEIVABLES

We sell our desktop products principally to a limited number of major retailers and to distributors for resale to retailers. Such sales have constituted, and may continue to constitute, a majority of our net revenues. In 1998, one distributor accounted for 34% of net revenues, and one retailer accounted for 31% of net revenues. None of our distributors or retailers has a minimum purchase obligation. The loss of, or significant reduction in, sales volume attributable to any of our principal distributors or retail accounts could materially and adversely affect our business. In addition, a majority of our software sales are made through retailers. We could be adversely affected if an alternative channel for distribution of software were to become a major vehicle for distributing software.

Our sales are made on credit terms, and we do not hold collateral to secure payment. Although we currently maintain accounts receivable insurance that covers a portion of accounts, there can be no assurance that we will be able to maintain or increase such insurance on acceptable terms or at all. The inability to collect any significant receivable in a timely manner could adversely affect our financial results.

OUR BUSINESS COULD SUFFER IF THERE ARE SIGNIFICANT PRODUCT RETURNS

We have granted over distributors and retailers that allow distributors and retailers certain rights to return our desktop products. There can be no assurance that retailers and distributors will not seek and obtain additional return and credit rights.We also provide end-users with a 30-day money-back guarantee. Accordingly, we are exposed to the risk of product returns from retailers and distributors, particularly during times of product transition. In addition, promotional or other activities of competitors could cause returns to increase sharply at any time. We establish allowances based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of our products,and other factors. Product returns that exceed our allowances could adversely affect our operating results and financial condition.

OUR BUSINESS DEPENDS ON CODING CONTRACTORS AND LICENSORS

We generally internally develop the specifications for both new products and updates of our existing products. From time to time, we also license third-party products that are complementary to our core product line. In addition to our own development team, we use independent firms to help write the coding for our email marketing system. While we generally own the code that is developed by these firms, the base code used in developing our brochures and business cards products is owned by the third-party coders. With respect to these products, we hold an irrevocable, non-exclusive license to copy and distribute the executable code complied form the base code and to make limited modifications. Although the agreements with these firms contain various protective terms, there can be no assurance that such provisions will effectively protect our interests or that third-party coders will not develop or market products that compete with our products or services. As independent coders are in high demand, there can be no assurance that independent coders, including those who have developed products for us in the past, will be available to provide coding services to us in the future. There can be no assurance that we will be able to obtain or renew such coding or licensing agreements on favorable terms, or at all.

We are highly dependent on technologies we license from companies like Oracle and others which enable us to send email through the internet and allow us to offer a variety of data base management and targeted marketing capabilities. The emarketing industry is rapidly evolving, and we may need to license additional technologies to remain competitive. There is no assurance that we may be able to license these technologies on commercially reasonable terms or at all. The failure to license such technologies could adversely affect our business and operations.

OUR BUSINESS DEPENDS ON THIRD-PARTY SERVICE PROVIDERS, SUPPLIES
AND FACILITIES

For our desktop products, we rely on external service providers to perform most of our customer support and product assembly functions. One independent firm provides substantially allcustomer support for our software products. Our agreement with this firm is terminable on 60 days notice by either party. This contractor also provides services to several larger companies, and there can be no assurance that demands from such companies or other factors will not result in termination by such contractor of our relationship. The unavailability of such firm to perform customer technical support for us would result in significant disruption to our operations, could lead to customer dissatisfaction and could have a material adverse effect on our business and operations. We rely on three companies to print, assemble and package our products. We do not have contracts in place with these companies and have only limited sources for some of our supplies. All of our inventory of packaging components is maintained at third-party facilities. Our ability to assemble and package our products depends on continued relationships with these parties. The failure of those vendors to provide supplies and services on a timely basis could adversely affect our business.

Our email marketing data center and hardware system, which are critical to our email campaign management operations, are located at facilities provided by a third party. Our operations rely on this third party's ability to protect our data center and hardware system from damage or interruption caused by human error, computer viruses, sabotage, break-ins, intentional acts and other similar incidents. There is no assurance that this third party is able to adequately protect our data center and hardware system or prevent interruptions in the delivery of our email campaign services. Failure to maintain and protect our data center and hardware system will have a material adverse effect on our business and may cause us to lose clients. Furthermore, our data center and hardware system are vulnerable to damage caused by natural disasters like earthquakes,flood, fire, power loss and telecommunication failures. There is no assurance that we can timely repair the damage caused by any of these events so that clients' email campaigns will not be interrupted. Failure to provide uninterrupted email services may have a material adverse effect on our business and may cause us to lose clients. Finally, there is no assurance that we are able to safeguard confidential information in our data center. Failure to prevent unauthorized access to our servers could cause misappropriation of confidential customer information and could have a material adverse effect on our reputation and business.

OUR BUSINESS COULD SUFFER AS A RESULT OF OUR CLIENTS' EMARKETING ACTIVITIES

If our clients' promotion of their products and services is not compliant with Federal, state or local laws, we may be exposed to liability under such laws. Our email marketing services involve the transmission of information designed by our clients over the internet. Such transmissions may include offensive or negative messages, harmful applications, unauthorized reproduction of copyrighted material, inaccurate information or computer viruses. Failure to prevent transmitting this data or information could expose us to legal claims and liability and could have a material adverse effect on our reputation and business.

WE ARE AT RISK OF UNCERTAINITIES AND CHANGES IN THE LAW AND REGULATIONS GOVERNING EMARKETING

Several states have passed legislation to restrict the sending of unsolicited commercial email. The federal government and several other states are considering, or have considered, adopting similar legislation. To date, we have been sending emails only to those individuals and entities that have given us their permission. However, due to the increasing use of the internet and emarketing promotion, it is likely that additional laws and regulations may be enacted to govern additional issues including copyrights, content, privacy and consumer protection. The adoption of any additional laws or regulations may affect the growth of our emarketing business and operations anshave a material adverse effect on our financial results.

OUR SUCCESS DEPENDS ON KEY PERSONNEL

Our success depends to a significant extent on the performance and continued service of our senior management and certain key employees. Competition for highly skilled employees with technical, management, marketing, sales, product development and other specialized skills is intense, and there can be no assurance that we will be successful in attracting and retaining such personnel. In addition, there can be no assurance that our employees will not leave or, after leaving, compete against us. Our failure to attract additional qualified employees or to retain the services of key personnel could have a material adverse effect on our performance.

WE MAY NOT BE ABLE TO MANAGE OUR GROWTH AND IMPLEMENT OUR NEW STRATEGY

We have experienced periods of growth that have placed, and could continue to place, a significant strain on our financial, management, and other resources.

We may attempt to hire additional key personnel in senior management positions in the future. Our ability to manage growth and expand our email marketing business effectively will require us to continue to improve financial management systems, and to attract, train, motivate, manage, and retain key employees. If our management is unable to manage growth or execute our emarketing strategy effectively, our business operations could be adversely affected.

The success of our emarketing strategy depends on our ability to provide satisfactory services to our clients and keep pace with their demands. There is no assurance that we will be able to add client services personnel to enhance our services. Failure to meet our clients' demands for emarketing services will have a material adverse effect on our business and reputation. In addition, the
success of our emarketing strategy   depends on our ability to deliver emails
overthe internet through Internet service providers and recipients in major corporations. Our email delivery may be blocked or our email delivery technology may be incompatible with the technologies of internet service providers. The failure to deliver email messages may cause us to lose clients and will have a material adverse effect on our emarketing strategy and business.

OUR LIMITED PROTECTION OF INTELLECTUAL PROPERTY AND PROPRIETARY
RIGHTS MAY AFFECT OUR BUSINESS

We rely primarily on a combination of trademarks, copyright and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We do not include in our products any mechanism to prevent or inhibit unauthorized copying. Unauthorized copying occurs within the software Industry, and if a significant amount of unauthorized copying of our products were to occur, our business could be adversely affected. In addition, as the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against us in the future with respect to current or future products. Use of third-party coders or publishing of licensed products may increase the risk of infringement. In the event that our third-party coders or licensors were to use infringing code in our products, we could be required to pay damages or be subject to an injunction to prevent us from shipping our products. The third-party coders' liability to us for any infringement of copyrights, trade secrets, or patents is contractually limited to amounts received from us. Although we have not been the target of any actual, pending, or threatened intellectual property litigation, there has been substantial litigation regarding copyright, trademark, and other intellectual property rights in our industry. Any such claims or litigation, with or without merit, could be costly and a diversion of management's attention, which could have a material adverse effect on our business and prospects. Adverse determinations in such claims or litigation could also have a material adverse effect our business.

WE ARE AT RISK OF YEAR 2000 ISSUES

We have not experienced any Year 2000-related disruption in the operation of our systems. Although most Year 2000 problems should have become evident on January 1, 2000, additional Year 2000-related problems may become evident in the future and have a material adverse effect on our business and operatrions.

WE ARE AT RISK OF POTENTIAL STOCK PRICE VOLATILITY

Many factors outside our control may cause the market price of our common stock to fluctuate, including:

 * quarterly fluctuations in our revenues or results of operations;
 * general conditions in the computer hardware, software and internet industries;
 * announcements of new products and services by us or by or competitors; and
 * announcements of alliance or partnership by us or by our competitors.

In addition, in recent years the stock market in general, and the prices of the stocks of technology companies in particular, has experienced large price fluctuations, sometimes without regard to the fundamentals of the particular company. These broad market and industry fluctuations may adversely affect the market price of our common stock.

WE HAVE IMPLEMENTED ANTI-TAKEOVER PROVISIONS THAT COULD DELAY OR
PREVENT A CHANGE IN CONTROL

Our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of shares of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, we are subject to anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of ClickAction. Certain other provisions of our certificate of incorporation may have the effect of delaying or preventing changes in control or management, which could adversely affect the market price of our common stock. In addition, in June 1998 our board of directors adopted a share purchase rights plan, or poison pill. This poison pill could have the effect of discouraging, delaying or preventing an acquisition of ClickAction.

ITEM 2. PROPERTIES

As of December 31, 1999 ClickAction leased approximately 20,000 square feet of office space in Palo Alto, California, which facility includes its executive offices, marketing, sales, product development, and customer support. In addition, the Company also has a non-cancelable operating lease for approximately 3,000 square feet of office space in San Francisco from previous years, which expires in October 1999. The Company entered into an agreement to lease its Palo Alto facilities under a certain non-cancelable operating lease agreement extending through 2000.

During 1999, the Company entered into non-cancelable operating sublease agreements for its San Francisco office and a portion of its Palo Alto office. The Company received operating sublease revenues of $125,226 in 1999. The total future minimum lease payments to be received under these non-cancelable operating subleases are approximately $35,481.

ITEM 3. LEGAL PROCEEDINGS

ClickAction is not a party to any legal proceedings.

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Since the Company's initial public offering of its Common Stock on June 15, 1995 , the Company's Common Stock has been traded on the Nasdaq National Market ("Nasdaq") under the symbol "MYSW." On September 16, 1999, the Company changed its name from MySofware Company to ClickAction Inc. and has also changed its Nasdaq symbol from "MYSW" to "CLAC". As of December 31, 1999 there were 61 record holders of the Company's Common Stock. As of the same date, 5,406,054 shares of Common Stock were outstanding out of 20,000,000 shares of Common Stock authorized.

The following table sets forth the range of high and low salesprices per share of Common Stock for each of the periods indicated, as reported by Nasdaq.


                         High        Low
                       -------     -------
1998 by quarter:
First                   $ 4.25     $ 1.88
Second                    6.44       3.25
Third                     5.50       3.25
Fourth                   15.13       3.13

1999 by quarter:
First                   $23.13     $11.00
Second                   19.88      14.25
Third                    21.81      11.13
Fourth                   30.00       9.69


In November 1999, the Company issued and sold shares of its common stock to certain members of its senior management team. The management team purchased an aggregate of 68,862 shares of the Company's common stock at $9.875 per share, which was the closing price of the Company's common stock on November 18, 1999, the date of sale. The total proceeds to the Company from this issuance were $680,012. The sale and issuance of these securities was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) as transactions by an issuer not involving any public offering. The purchasers represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificates issued in such transaction. Similar legends were imposed in connection with any subsequent sales of any such securities. All purchasers received adequate information about the Company and had access, through employment or other relationships, to such information.


Dividend Policy

As the Company intends to retain future earnings for use in the Company's business, the Company does not intend to pay any cash dividends on its Common Stock for the foreseeable future.

 ITEM 6. MANAGEMENT'S DISCUSSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

ClickAction designs, markets and supports a family of leading task-specific software applications and internet services for small businesses, including home-based businesses. In addition, the Company provides web-based email campaign management solutionS to its enterprise clients. By using the Company's email relationship management system, ClickAction's clients can quickly and easily drive traffic, increase revenues, and establish one-to-one customer relationships with their customers who have request business mailers, including tools for: mail list management; postage savings; creating brochures, stationery, and postcards; and internet tools to get prospects data. The Company also providesproductivity tools for labels, invoices/estimates, Internet home pages, and Web-based resumes. The Company's desktop products are distributed primarily through computer software and office supply retailers, and are currently sold in approximately 5,000 stores throughout the United States and Canada.

Fiscal 1999 was a year of transition for the Company. With the acquisition of MarketHome and Connected Media Solutions, the Company began to shift its strategic focus to web-based email marketing products and services. To better reflect this new focus on the e-marketing space, the Company also changed its name to ClickAction Inc. in September 1999. In addition to its regular software application development, the Company started to invest in the development, marketing and selling of its web-based email marketing products and services in the second half of the year.

Management's Discussion and Analysis or Plan of Operations and other parts of this Annual Report contain forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed elsewhere herein.

Results of Operations

Net Revenues
ClickAction's net revenues increased 41% to $21.0 million in 1999, compared to $15.0 million in 1998. The Company's net revenues increased 22% in 1998 from $12.4 million in 1997. The Company generates revenues primarily through the sale of software products to retailers and distributors, and offers other products and web services directly to consumers and enterprise clients. During 1999, approximately 1% of software sales were made directly to end-users. In addition, approximately 16% of total net revenues were generated by sales of complementary products, such as address-correction CD-ROM's, invoice forms and checks, and other supplies and related services. The Company also generated approximately
5% of total net revenues from sales of its web-based email marketing services to its enterprise clients. Approximately 4% of total revenue in 1999 came from sales of its MyProspect.com site from direct download data by customers and licensing its software and services to its Original Equipment Manufacturing ("OEM") partners. Sales of software products to retail and end-users represented 74.0%, 67.0%, and 81.3% of net revenues in 1999, 1998 and 1997, respectively.

The increase in net revenues in 1999 compared to 1998 was primarily due to increased revenues from the Company's sales of existing desktop software through retailers and OEM partners, as well as the success of the Company's web-based email marketing services and other internet services and products. The increase in net revenues in 1998 compared to 1997 was primarily the result of increased revenues from OEM arrangements, as well as the Company's annuity products.

In accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, the Company is required to defer revenue related to certain promotional product offerings. As of December 31, 1999, the Company deferred revenue of approximately $193,000 related to such promotional product offerings.

This deferred revenue will be recognized as revenue by the Company upon redemption of the promotion by end-users or upon expiration of the promotion, whichever occurs first.

Gross Profit
The Company's gross profit margins were 71.6% in 1999, compared to 72.1% in 1998 , and 53.6% in 1997. The decrease in gross margin in 1999 from 1998 was primarily due to increased costs associated with promotional offerings. The increase in gross profit margins in 1998 from 1997 was primarily due to the success of cost restructuring efforts in 1998, as well as the write-off of software production costs related to product development in 1997.

Product Development Expenses
The Company's product development expenses were $3.4 million in 1999, compared to $2.0 million in 1998 and $2.2 million in 1997. As a percent of net revenues, product development expenses were 16.2% in 1999, compared to 13.3% in 1998 and 18.0% in 1997. The increase in product development expenses as a percentage of net revenues in 1999 was primarily due to the strategic shift in the Company's focus. With the MarketHome acquisition in August 1999, the Company shifted its focus and intentionally invested in the development of its email marketing services for its enterprise clients. The decrease in product development expenses as a percentage of net revenues in 1998 compared to 1997 was primarily due to improved management processes, more internal coding versus outside coding efforts as well as leveraging existing code for budget category products.

Much of the Company's product development costs are coding costs or licensing costs paid to outside contractors or licensors, as well as internal development costs for its new internet services. Outside development costs for the Company's software products have been capitalized and amortized to the cost of revenues as the corresponding products are sold. The Company has expensed all the development costs related to its internet services. The Company includes the costs of identifying and validating product concepts and features in sales and marketing expenses.

Sales and Marketing Expenses
Sales and marketing expenses were $10.8 million in 1999, compared to $6.1 million in 1998 and $6.4 million in 1997, representing 50.7%, 40.9% and 51.5% of net revenues, respectively. The increase in sales and marketing expenses as a percent of net revenues was primarily due to the Company's shift in strategy. Following the MarketHome acquisition and change of its corporate name, the Company invested in the sales and marketing of its email marketing services, as well as the branding of its new name. Sales and marketing expenses as a percent of net revenues decreased in 1998 from 1997 due to a reduction in headcount and the success of cost restructuring efforts.

General and Administrative Expenses
General and administrative expenses were $3.2 million in 1999, $2.7 million in 1998 and $2.2 million in 1997, representing 15.1%, 17.8% and 17.7% of net revenues, respectively. The increase in absolute dollars in general and administrative expenses in 1999 from 1998 was primarily attributable to integration expenses associated with the MarketHome acquisition, including increased headcounts. The increase in absolute dollars in general and administrative expenses in 1998 from 1997 was primarily due to expenses associated with the new chief executive officer's salary, investor relations efforts and the set up of new information technology infrastructure.

Restructuring Charge and Merger-Related Expense
In addition, the Company incurred a special merger-related expense of $232,000 in connection with the MarketHome acquisition in 1999. During 1997, the Company incurred $193,000 of restructuring expenses associated with the closing of its San Francisco division.

Interest Income
Interest income was $233,000 in 1999, compared to $239,000 in 1998 and $309,000 in 1997. The decreases in interest income in 1999 from 1998 and in 1998 from 1997 were the result of lower average cash balances for such years.

Provision for Income Taxes
The Company recorded $19,000 in income tax expense for fiscal year 1999, which is compared to $37,000 in 1998. Due to the temporary timing differences between book and tax income, the Company had a net operating loss for income tax purposes in 1998 despite having net income for financial reporting purposes. In addition, based on the uncertainty of future realization of deferred tax assets, the Company's management does not believe that sufficient future taxable income will be generated to take advantage of all of its net deferred tax assets. Accordingly, a full valuation allowance has been recorded against the deferred tax assets.

Liquidity and Capital Resources
Since its inception, the Company has financed its activities almost exclusively from cash generated by operations and equity financing. Operating activities used cash of $3.1 million in 1999, generated cash of $310,000 in 1998, and used cash of $1.3 million in 1997. The Company's cash and cash equivalents balance was $3.2 million on December 31, 1999. The Company has no debt. As a result of its MarketHome acquisition and investment in web-based email products and services, the Company experienced negative cash flows from operations for the twelve months ended December 31, 1999. The Company believes that its existing cash, its ability to obtain additional credit or equity financing, and cash generated by operations will be sufficient to meet its capital needs for fiscal year 2000.

In November 1999, the Company issued and sold shares of its common stock to certain members of its senior management team. The management team purchased an aggregate of 68,862 shares of the Company's common stock at $9.875 per share, which was the closing price of the Company's common stock on November 18, 1999, the date of sale.

Recent Accounting Pronouncements
In December 1998, the AICPA issued SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. SOP 98-9 establishes the method of recognizing revenue for certain multiple-element software arrangements. The Company will be required to adopt SOP 98-9 for transactions entered into beginning January 1, 2000. The Company expects that the adoption of SOP 98-9 will not have a material impact on the Company financial position, results of operations or cash flows.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 2000. Earlier application of SFAS 133 is encouraged, but should not be applied retroactively to financial statements of prior periods. The adoption of this statement is not expected to have a material impact on our operating results, financial position or cash flows.


Year 2000 Disclosure

Since entering the year 2000, the Company has not experienced any major year 2000-related disruption in the operation of its systems.Although most year 2000 problems should have become evident on January 1, 2000, additional year 2000 -related problems may become evident only after that day. The Company will continue to monitor its operations and systems over the next couple of months but does not expect to encounter any significant impacts to its business due to year 2000 exposures. The Company has incurred less than $200,000 to date associated with year 2000 remediation efforts and expects to incur only minimal expenses going forward.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements included herein beginning on page 33.

ITEM 7 A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of the Company's investment activities is to preserve principal and meet liquidity needs while at the same time maximizing the income we receive from our investments without significantly increasing risk. Most of the securities that the Company has invested in are not subject to significant market risk due to their short-term maturity. The Company maintains its portfolio of cash equivalents and short-term investments in a variety of investments, including U.S. Treasuries, U.S. Government Agencies, money market funds, Master Notes and Repurchase Agreements of AAA qualities with short-term maturities. As of December 31, 1999, all of the Company's investments mature on January 1, 2000.

                                  PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

Information with respect to Directors may be found in the section captioned "Election of Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

The executive officers of the Company as of March 13, 2000 are as follows:

        NAME	            	  AGE	                        POSITIONS

Gregory W. Slayton...........40            Executive Vice President of Sales and
                                           President, Chief Executive Officer
                                           and Director


Sharon S. Chiu...............39            Vice President of Operations, Chief
                                           Financial Officer and Secretary



Joseph Cortale...............40            Executive Vice President, World Wide
                                           Sales



A biography of the principal occupation for the past five years of each of the executive officers is provided below.

Gregory W. Slayton joined the Company in December 1997 as President, Chief Executive Officer and a member of the Company's Board of Directors. From March 1996 to July 1997, Mr. Slayton was the President, Chief Operating Officer, and Director of ParaGraph International, a privately-held company. In August 1994, Mr. Slayton co-founded Worlds, Inc. and served as Senior Vice President and Chief Financial Officer until November 1995. Prior to founding Worlds, Inc.,
Mr. Slayton served as Vice President and Chief Financial Officer at Paramount Technology Group of Paramount Communications Inc. Mr. Slayton was also a management consultant with McKinsey & Company for four years. Mr. Slayton serves on a number of high tech corporate boards including inTest Corporation, NetCreationas and Quantum and is on the Board of Opportunity International, a large non-profit organization. Mr. Slayton holds a Bachelors of Arts in Economics from Dartmouth College, magna cum laude, and a Masters of Business Administration with Distinction from Harvard Business School.

Sharon S. Chiu joined the Company in November 1990 and has served in a number of financial, operational and managerial positions. Ms. Chiu has served as Chief Financial Officer, Vice President of Operations and Secretary since May of 1998. Ms. Chiu formerly held positions as Vice President, Director of Finance, Controller, and Manager of Operations and Accounting. Prior to joining the Company, Ms. Chiu served as Accounting Manager and Operations Manager at several privately-held PC manufacturing companies and high-tech start-up companies. Ms. Chiu has a Bachelors Degree in Business Administration from National Taiwan University and a Masters of Business Administration from University of Illinois Urbana-Champaign.


Joe Cortale joined the company in January 1996 as Vice President of Business Development. In June 1999, Mr. Cortale was promoted to Executive Vice President of Sales & Business Development. Prior to joining ClickAction, Mr. Cortale served as Vice President of Sales & Business Development with PaperDirect since 1993. Mr. Cortale also spent over five years at Aldus Corporation as Eastern Region Manager responsible for the Eastern United States and Canada. Mr. Cortale holds a BA from LaSalle University, and frequently speaks at internet and investor conferences. Mr.Cortale has served as the Board of Director of VistaPrint.com since January 2000.

ITEM 10. EXECUTIVE COMPENSATION

Information with respect to this item will be set forth in the Company's Definitive Proxy Statement to be delivered in connection with its Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. SECURITIES OF OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

Information with respect to this item will be set forth in the Company's Definitive Proxy Statement to be delivered in connection with the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to this item will be set forth in the Company's Definitive Proxy Statement to be delivered in connection with the 2000 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

(a)  Documents filed as part of this report

     1.  Financial Statements

        	  Independent Auditors' Report                            34

        	  Balance Sheets
	           December 31, 1999 and 1998                           35

        	  Statements of Operations
	           Years Ended December 31, 1999, 1998 and 1997         36

        	  Statements of Stockholders' Equity
	           Years Ended December 31, 1999, 1998 and 1997         37

        	  Statements of Cash Flows
        	   Years Ended December 31, 1999, 1998 and 1997         38

         	 Notes to Financial Statements                         39


     2.  Exhibits:

         See Exhibits Index on page 52. The Exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this report.

(b)  Reports on Form 8-K:

None.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, California, on the 21th day of March 2000.






                                                 CLICKACTION INC.





                                           BY :  /s/ Gregory W. Slayton
                                                -------------------------------
                                                    Gregory W. Slayton
                                          President and Chief Executive Officer

                                SIGNATURES
                               (Continued)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 21th day of March 2000.


          Signature                                Title
------------------------------   ----------------------------------------------


 /s/   David P. Mans     	   Chairman of the Board of  Directors
 -----------------------------
       David P. Mans


 /s/  Gregory W. Slayton         President, Chief Executive Officer
 ----------------------------    and Director (Principal Executive Officer)
      Gregory W. Slayton


 /s/  Sharon S. Chiu             Vice President of Operations and Chief
----------------------------     Financial Officer (Principal Financial and
      Sharon S. Chiu             Accounting Officer)


 /s/  Howard Love                Director
 ----------------------------
      Howard Love


 /s/  Donald F. Wood   	         Director
 ----------------------------
      Donald F. Wood


 /s/  Edwin R. Niehaus, III      Director
 ----------------------------
      Edwin R. Niehaus, III


 /s/  John J. Katsaros           Director
 ----------------------------
      John J. Katsaros


 /s/  Emerick M. Woods     	   Director
 ----------------------------
      Emerick M. Woods

FINANCIAL STATEMENTS

As required under Item 7. Financial Statements and Supplementary Data, the financial statements of the Company are provided in this separate section. The financial statements included in this section are as follows:



                                                              Sequentially
                                                                  Numbered
Financial Statement Description                                       Page
--------------------------------------------------------------------------
Independent Auditors' Report                                           34


Balance Sheets
December 31, 1999 and 1998                                             35


Statements of Operation
Years Ended December 31, 1999, 1998 and 1997                           36


Statements of Stockholders' Equity
Years Ended December 31, 1999, 1998 and 1997                           37


Statements of Cash Flows
Years Ended December 31, 1999, 1998 and 1997                           38


Notes to Financial Statements                                          39

                           Independent Auditors' Report


The Board of Directors and Stockholders
ClickAction Inc. and Subsidiary:

We have audited the accompanying consolidated balance sheets of ClickAction Inc. (formerly known as MySoftware Company), and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClickAction Inc. and subsidiary as of December 31,1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

KPMG LLP
Mountain View, California
February 11, 2000


                       ClickAction Inc. and Subsidiary
                          Consolidated Balance Sheets

                                                          December 31,
Assets                                                1999              1998
                                                 ------------      -----------
 Current assets:
  Cash and cash equivalents                       $ 3,214,228      $  5,440,445
    Accounts receivable, net                        6,633,255         3,361,373
    Inventories                                      1537,853           265,605
    Other current assets                              288,004           132,523
                                                 ------------      ------------
    Total current assets                           11,673,340         9,199,946


 Property and equipment, net                          779,638           217,360
   Other assets                                       196,937           619,265
                                                 ------------      ------------
      Total assets                               $ 12,649,915      $ 10,036,571
                                                 ============      ============

Liabilities and Stockholders' Equity
Current liabilities:
 Accounts payable                                $ 3,308,899       $  1,126,587
 Accrued compensation                                744,378            459,663
 Other accrued liabilities                         3,090,074          2,189,320
 Deferred revenue                                    193,246            599,006
                                                 -----------       ------------
 Total current liabilities                         7,336,597          4,374,576

 Stockholders' equity:

Preferred stock: $0.001 par value; 2,132,399
shares authorized;none and 132,399 issued
and outstanding, respectively                           ----               132
Common stock: $0.001 par value; 20,000,000 shares
authorized; 5,406,054 and 4,741,959 shares
issued and outstanding,respectively                    5,406             4,742
Deferred compensation                               (170,625)         (249,375)
Additional paid-in capital                        11,369,111         9,573,778
Accumulated deficit                               (5,890,574)       (3,667,282)
                                                 ------------      ------------
 Total stockholders' equity                        5,313,318         5,661,995
                                                 ------------      ------------
    Total liabilities and stockholders' equity   $12,649,915       $10,036,571
                                                 ============      ============


[FN] See accompanying notes to consolidated financial statements.


                      ClickAction Inc. and Subsidiary
                   Consolidated Statements of Operations

                                             Years Ended December 31,
                                     -------------------------------------------
                                          1999           1998           1997
                                     -------------------------------------------
Net revenues                          $ 21,264,986   $ 15,044,637  $ 12,353,090
Cost of revenues                         6,046,300      4,200,746     5,737,570
                                     --------------  ------------- -------------
  Gross profit                          15,218,686     10,843,891     6,615,520
                                     --------------  ------------- -------------
Operating expenses:
  Product development                    3,442,070      1,997,355     2,221,712
  Sales and marketing                   10,776,215      6,149,935     6,356,201
  General and administrative             3,206,298      2,678,934     2,190,461
  Restructuring charge                       -----           ----       193,000
  Merger-related expense                   231,674           ----          ----
                                      -------------   -----------   ------------
 Total operating expenses               17,656,257     10,826,224    10,961,374
                                      -------------   ------------  ------------
 Operating (loss) income               (2,437,571)         17,667    (4,345,854)

Interest income                           232,920         238,860       309,240

(Loss) income before income taxes      (2,204,651)        256,527    (4,036,614)

Income tax expense                         18,641          36,627          ----
                                     -------------    ------------  ------------
Net (loss) income                    $ (2,223,292)    $   219,900   $(4,036,614)
                                     =============    ============= ============

Basic net (loss) income per share    $      (0.44)    $       0.05  $     (0.94)
                                     =============    ============= ============

Shares used in computing basic net
     (loss) income per share            5,011,195       4,653,020     4,287,898
                                     =============    =============  ===========

Diluted net (loss) income per share  $      (0.44)    $       0.04    $   (0.94)
                                     =============    =============   ==========

Shares used in computing diluted net
(loss) income per share                 5,011,195       5,075,715     4,287,898
                                     =============    =============   ==========


[FN] See accompanying notes to consolidated financial statements.



                     ClickAction Inc. and Subsidiary
              Consolidated Statements of Stockholders' Equity
               Years Ended December 31, 1999, 1998 and 1997



                                                        Retained   Total
                                    Additional Deferred Earnings   Stock-
      Preferred Stock Common Stock   Paid-in   Compen- (Accumulated holders'
      Shares  Amount  Shares Amount  Capital    sation   Deficit)   equity
      --------------------------------------------------------------------------
Balances as of December 31, 1996
      ---   ---    4,233,366 $4,234 $8,561,503  ---   $   149,432  $ 8,715,169
Issuance of common stock
      ---   ---      218,100    218        ---  ---           ---          218
Exercise of stock options
      ---   ---        2,500      2      6,890  ---           ---        6,892
Net loss
      ---   ---          ---    ---        ---  ---    (4,036,614)  (4,036,614)
Balances as of December 31, 1997
      ---   ---    4,453,966  4,454  8,568,393  ---    (3,887,182)   4,685,665
Issuance of common stock
      ---   ---       64,909     65     15,352  ---           ---       15,417
Issuance of preferred stock
  132,399   $132         ---    ---    299,868  ---           ---      300,000
Exercise of stock options
      ---   ---      223,084    223    427,030  ---           ---      427,253
Deferred compensation related to
   officer stock bonus

      ---   ---          ---    ---    263,135 (263,135)      ---          ---
Amortization of deferred
    compensation
      ---   ---          ---    ---        ---   13,760       ---       13,760
Net income
      ---   ---          ---    ---        ---      ---   219,900      219,900
Balances as of December 31, 1998
--------------------------------------------------------------------------------
  132,399   132    4,741,959  4,742  9,573,778 (249,375) (3,667,282)   5,661,995

Conversion of preferred stock to
    common stock

 (132,299) (132)     132,399    132        ---      ---      ---           ----
Issuance of common stock

     ---    ---      380,257    381 1,349,271       ---      ---       1,349,652
Exercise of stock options
    ---     ---      151,439    151   440,492       ---      ---         440,643
Deferred compensation related to
   officer stock bonus

    ---     ---      ---        ---     5,570       ---      ---           5,570
Amortization of deferred
    compensation

    ---    ---       ---        ---       ---    78,750      ---          78,750
Net loss
    ---    ---       ---        ---       ---       ---  (2,223,292) (2,223,292)
--------------------------------------------------------------------------------
Balances as of December 31, 1999
    ---    --- 5,406,054   $5,406 $11,369,111 $(170,625)$(5,890,574) $5,313,318
================================================================================

     See accompanying notes to consolidated financial statements.





                   ClickAction Inc. and Subsidiary
                 Consolidated Statements of Cash Flows

                                                  Years Ended December 31,
                                        ----------------------------------------
Cash flows from operating activities:      1999          1998           1997
                                        ----------------------------------------
Net (loss) income                        $(2,223,292)   $  219,900  $(4,036,614)
Adjustments to reconcile net (loss)
 income to net cash (used in) provided
 by operating activities:
Depreciation and amortization                754,320       771,621    2,117,859
Amortization of deferred compensation         84,320        13,760          ---
Provisions for returns and doubtful
  accounts                                 2,287,833    (1,149,196)     (57,002)
Deferred income taxes                            ---           ---      282,345
Changes in operating assets and liabilities:
Accounts receivable                       (5,559,715)   (1,726,321)      35,023
Inventories                               (1,272,248)      355,176      (24,645)
Other current assets                        (155,481)      878,919     (199,001)
Accounts payable                           2,182,312       273,850      123,270
Deferred income taxes                            ---           ---      (25,388)
Accrued compensation                         284,715        (7,778)      75,985
Other accrued liabilities                    900,754        81,191      364,146
Deferred revenue                            (405,760)      599,006          ---
                                          --------------------------------------
Net cash (used in) provided by
  operating activities                    (3,122,242)      310,128   (1,344,023)
                                          --------------------------------------

Cash flows from investing activities:
Additions to property and equipment         (805,397)     (125,149)     (55,520)
Software production costs and other assets   (88,873)     (523,032)  (1,290,180)
                                          --------------------------------------
Net cash used in investing activities       (894,270)     (648,181)  (1,345,700)
                                          --------------------------------------

Cash flows from financing activities:
Proceeds from exercise of stock options      440,643       427,253        6,892
Proceeds from the sale of common stock     1,349,652        15,417          218
Proceeds from the sale of preferred stock        ---       300,000          ---
                                           -------------------------------------
Net cash provided by financing activities  1,790,295       742,670        7,110
                                           -------------------------------------

Net increase (decrease) in cash and
  cash equivalents                        (2,226,217)      404,617   (2,682,613)

Cash and cash equivalents at beginning
  of year                                  5,440,445     5,035,828    7,718,441
                                        ----------------------------------------
Cash and cash equivalents at end of year $ 3,214,228    $5,440,445   $5,035,828
                                        ----------------------------------------
Cash Paid for:
 Income taxes                             $    25,800    $    2,427   $      800
                                         =======================================
Noncash financing activity:
 Deferred compensation related to
 officer stock bonus                           ---       $  263,135         ---
                                        ========================================


     See accompanying notes to consolidated financial statements.



                            ClickAction Inc.
                  Notes to Consolidated Financial Statements

Years Ended December 31, 1999, 1998 and 1997

1.  Summary of Significant Accounting Policies

Nature of Business
ClickAction Inc. (formerly known as MySoftware Company) develops, manufactures and markets small business application programs and internet services. The Company sells its desktop products primarily through distributors and retail dealers. In addition, the Company provides email marketing services directly to its enterprise clients.

Principles of Consolidation and Presentation and Preparation
The accompanying consolidated financial statements include the accounts of ClickAction and its wholly-owned subsidiary, MarketHome (hereinafter referred to as "the Company"). All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Combination
On August 5, 1999, ClickAction issued 726,803 shares of its common stock exchange for all outstanding common and preferred stock of MarketHome. In addition, options to acquire MarketHome common stock were exchanged for options to acquire 158,776 shares of ClickAction common stock. The business combination has been accounted for as a pooling-of-interests combination business and accordingly the consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of MarketHome.

The result of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying consolidated financial statements are summarized below.


                                              Years Ended December 31,
1998  1997
                                           -----------         ------------
      Net revenue:
        ClickAction                        $15,038,139         $12,353,090
        MarketHome                               6,498                 ---
                                           -----------         -----------
        Combined                           $15,044,637         $12,353,090
                                           ===========         ===========

      Net income (loss):
        ClickAction                        $   478,776         $(4,030,922)
        MarketHome                            (258,876)             (5,692)
                                           -----------         -----------
        Combined                           $   219,900         $(4,036,614)
                                           ===========         ===========


                          ClickAction Inc.
         Notes to Consolidated Financial Statements, Continued

Revenue Recognition and Deferred Revenue

Software License Revenue
Effective January 1, 1998, the Company adopted Statement of Position (SOP) 97-2, Software Revenue Recognition, which superseded SOP 91-1 and provides guidance on generally accepted accounting principles for recognizing revenue on software transactions. Prior to 1998, the Company recognized revenue in accordance with SOP 91-1. Under SOP 91-1, revenue was recognized upon shipment of products provided there were no remaining significant obligations and collection was probable. The Company provided reserves for estimated returns of product sales to distributors and retail dealers and accrued for estimated costs of providing customer support.

SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. As of December 31, 1999, the Company had approximately $193,000 of deferred revenue related to certain promotional product offerings. SOP 97-2 was amended in February 1998 by Statement of Position 98-4 (SOP 98-4) "Deferral of the Effective Date of a Provision of
SOP 97-2" and was amended again in December 1998 by Statement of Position 98-9 (SOP 98-9) "Modification of SOP 97-2, Software Revenue with Respect to Certain Transactions." Those Recognition amendments deferred and then clarified, respectively, the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. The Company adopted the provisions of SOP 97-2 and SOP 98-4 as of January 1, 1998 and as a result, changed certain business practices. The Company adopted the provisions SOP 98-9 for fiscal year 1999. The adoption of this statement did not have a material impact on the Company's operating results, financial position or cash flows.

Email Relationship Management Revenue
The Company accounts for its revenue related to its high-volume-low-fee Email Relations Management ("ERM") service as two separate components: set-up fees and email usage services. The Company recognizes revenue on set-up fees in an amount equal to incremental direct costs incurred related to the set-up activities. The remaining set-up fees are then recognized on a straight-line basis over the term of the service contract. The Company recognizes email usage revenue based on the email delivered and charges such email delivery on a per email basis.

Comprehensive Income or Loss
The Company has no items of comprehensive income or loss other than its net income or net loss.

Cash and Cash Equivalents
The Company considers all liquid instruments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value, and consist primarily of money market securities.

Inventories
Inventories, comprising finished goods and packaging materials, are stated at the lower of first-in, first-out cost or market.

                              ClickAction Inc.

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

Software Development Costs
In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalizes its internal software development costs for its desktop applications after technological feasibility has been established. Such amounts to date have not been significant in its software development efforts as expenses incurred for the development costs related to its internet services and system development approximate the cost that would have been capitalized and amortized during any respective reporting period.

The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which was effective for fiscal years beginning after December 15, 1998. This statement requires that certain costs incurred during a software development project be capitalized. These costs generally include external direct costs of materials and services consumed in the project and internal costs such as payroll and benefits of those employees directly associated with the development of the software. Though the adoption of SOP 98-1 required the Company to modify its method of accounting for software, it did not have a material impact in its consolidated financial statements.

The Company makes payments to third-party developers for software production costs. The payments for the development of desktop applications are capitalized upon the establishment of technological feasibility, which is defined by the Company as the completion of a detailed design specification of the software, and are amortized to cost of revenues during the period that the related product revenues are recognized. The ongoing assessment of the realizability of the costs requires considerable judgment related to anticipated future product revenues, estimated economic life, and changes in hardware and software technology. The capitalized amounts paid to third- party developers for the years ended December 31, 1999, 1998 and 1997 aggregated $88,747, $523,032 and $1,179,660 respectively. Accumulated amortization aggregated $1,958,048 as of December 31, 1999.

Amortization of software production costs is provided on a product-by-product basis. Annual amortization is the greater of the amount computed using the ratio of current product revenue to the total of current and anticipated future product revenue or the straight-line method over the remaining estimated economic lives of two years. Amortization expense for the years ended December 31, 1999, 1998 and 1997, aggregated $511,201, $585,544 and $1,986,143, of which a write-off of $1,296,000 of software production cost was recorded in 1997.
The write-off was related to certain products that were not considered to be recoverable based on the Company's future strategy.

                              ClickAction Inc.
            Notes to Consolidated Financial Statements, Continued

Royalties
Royalties are accrued based on net sales pursuant to agreements with external software developers of software products published by the Company. Royalty costs, generally 2% of related revenues subject to certain maximum payment amounts, are included in cost of revenues.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with one financial institution. Management believes the financial risks associated with such deposits are minimal. A substantial portion of the Company's sales and accounts receivable are derived from two customers. If one or both of these customers ceases business or fails to pay amounts due, the financial statements of ClickAction would be materially, adversely affected.

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

Net Income (Loss) Per Share
Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and potential common stock using the treasury stock method, when dilutive.

Net (loss)income used to calculate basic net (loss) income per share was identical to net (loss) income used to calculate diluted per share for all years presented. Following is a reconciliation of the common shares used to calculate basic net (loss) income per share to the common shares used to calculate diluted net (loss) income per share for 1999, 1998, and 1997:


                                                  Years Ended December 31,
                                              -----------------------------
                                                 1999      1998        1997
                                              ---------  ---------    ---------
Weighted-average common shares used to
 calculate basic net (loss) income per share  5,011,195  4,653,020  4,287,898
Preferred stock                                    ----     66,200       ----
Stock options                                      ----    356,495       ----
                                               --------  ---------  ---------
Weighted-average common shares used to
 calculate diluted net (loss)income per share 5,011,195  5,075,715  4,287,898
                                              =========  =========  =========

MarketHome common and preferred shares are reported pursuant to the 13.7551 to 1 and 10.0704 to 1 exchange ratios, respectively, as specified in the July 2, 1999 merger agreement for all periods presented.

Excluded from the computation of diluted loss per share for 1999 and 1997 are options to acquire 986,513 and 1,036,700 shares, respectively, of common stock with weighted-average exercise prices of $7.57 and $2.91, respectively, because their effect would be anti-dilutive.

                                CLICKACTION INC.

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan employee stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

Fair Value of Financial Instruments

The fair value of the Company's receivables and accounts payable approximate the carrying amount due to the relatively short maturity of these items.

Disclosures About Segments of an Enterprise and Related Information

During 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. The Company determines and evaluates its reportable segments based principally upon the type of products sold.

2.  Balance Sheet Components


Accounts Receivable
A summary of accounts receivable follows:

                                                          December 31,
                                                 ------------------------------
                                                     1999             1998
                                                 -------------    -------------
Accounts receivable                              $  9,596,374      $ 4,036,659
Allowance for returns and  doubtful accounts      ( 2,963,119)       ( 675,286)
                                                 -------------     ------------
                                                 $  6,633,255      $ 3,361,373
                                                 =============     ============


Property and Equipment
Property and equipment are as follows:

                                                         December 31,
                                                ------------------------------
                                                   1999              1998
                                                -------------    -------------
Computer equipment and purchased software        $ 1,071,135       $  384,773
Office equipment, furniture and fixtures             249,180          139,613
                                                -------------    -------------
                                                   1,320,315          524,386
Less accumulated depreciation and amortization     ( 540,677)        (307,026)
                                                -------------    -------------
                                                $    779,638       $  217,360
                                                =============    =============


                               ClickAction Inc.


Other Assets
Other assets consisted of the following:

                                                        December 31,
                                                 -----------------------------
                                                      1999             1998
                                                 --------------   ------------
Software production costs paid to third-party
  contractors, net of accumulated amortization    $   157,081       $  579,535
Deposits                                               39,857           39,730
                                                  -------------    -----------
                                                  $   196,937       $  619,265
                                                  =============    ===========



Other Accrued Liabilities
A summary of other accrued liabilities follows:

                                                         December 31,
                                                  -----------------------------
                                                      1999             1998
                                                  -------------    ------------
Customer prepayments                               $      -----     $   307,767
Accrued advertising                                     976,456         657,905
Accrued technical support                                  ----          30,000
Customer Deposit                                        632,911         362,580
Other                                                 1,480,707         831,068
                                                  -------------     -----------
                                                   $  3,090,074     $ 2,189,320
                                                  =============     ===========


3.  Stockholders' Equity

Officer Stock Bonus
In June 1998, the Board of Directors granted a stock bonus of 60,000 shares of common stock, at no cost, to the Chief Executive Officer ("CEO"). Unvested shares are subject to a buy back provision and vest ratably over five years, with acceleration if certain performance conditions are achieved by the Company. The Company has recorded $263,135 as deferred compensation, which is being amortized ratably over the vesting period. As the shares underlying the stock bonus had not been issued to the CEO as of December 31, 1998, the shares have been presented as outstanding stock options with a zero exercise price in the tables below.

Stock Options
In September 1994, the Company granted five key employees an aggregate of 235,000 common stock options at an exercise price of $1.50 per share, the fair market value of the Company's common stock on the date of grant. These options vested ratably over three years and expire 10 years from the grant date.

The Company adopted the 1995 Equity Incentive Plan (the Plan) in April 1995, and reserved 1,000,000 shares thereunder. The Plan provides for the grant of incentive stock options to employees of the Company and for the grant of nonstatutory stock options to employees and consultants of the Company. The Board of Directors administers the Plan and has the discretion to grant stock options. Exercise prices may not be less than 100% and 85% of the fair market value at the date of grant for incentive options and nonstatutory options, respectively. In May 1999, ClickAction's stockholders approved an amendment to the Plan and increased the aggregate number of shares under such plan by 600,000. Options granted under the Plan generally vest over four years and expire 10 years from the grant date. In 1999, the Company granted 697,500 options under the Plan.

The Company adopted the 1995 Nonemployee Directors' Plan in April 1995 and reserved 200,000 shares thereunder. The Nonemployee Directors' Plan provides for the automatic grant of nonstatutory stock options to nonemployee directors of the Company at the fair market value of the common stock on the date of grant. The term of all options granted under the Nonemployee Directors' Plan maynot exceed 10 years or the end of the director's status as director.
In 1999, the Company granted 90,000 options under the Nonemployee Directors'
Plan.

                                ClickAction Inc.

The Company adopted the 1998 Non-Officer Stock Option Plan (the "NOSOP") in November 1998 and reserved 215,000 shares thereunder. The NOSOP provides for the grant of non-qualified options to non-officer employees and consultants of
the Company.   The Board of Directors administers the NOSOP and has the
discretion to grant stock options. Exercise prices may not be less than 100% of the fair market value at the date of grant. In November 1999, the Board of Directors approved an amendment to the NOSOP plan and increased the aggregate number of shares under the NOSOP plan by 500,000. Options granted under the NOSOP generally vest over four years and expire 10 years from the grant date. The Company granted 393,000 options during 1999 under the NOSOP.

On November 16, 1998, the Company offered its employees a stock option repricing program that allowed employees to exchange on a one-for-one basis any options priced above $4.25 for options with an exercise price of $3.875 per share, which was the closing price of the ClickAction common stock on November 13, 1998.
As a result, 135,500 options were surrendered by eligible employees for repriced options. The vesting of the repriced options was extended by six months.

In 1999, The Company adopted the MarketHome 1997 Stock Option Plan ("MarketHome Plan") through the MarketHome acquisition. The MarketHome Plan offered the grant of incentive and non-qualified options to employees and consultants of the Company. Options granted under theMarketHome Plan generally vest over four years and expire 10 years from the grant date. The Company granted 68,141, 81,178 and 9,450 shares, respectively in 1999, 1998 and 1997 under the MarketHome Plan.

MarketHome common stock options, converted to ClickAction options following the August 5, 1999 merger, the number and per share prices are reported pursuant to the 13.7551 to 1.0 exchange ratio as specified in the merger agreement for all periods presented. All non-vested outstanding MarketHome options to non-employees at August 5, 1999 were canceled.

The following table summarizes all stock option and stock bonuses activities for the Company's stock option plans:


                                                Shares         Weighted
                                                under        average exercise
                                                Option       price per share
                                              ----------    -----------------
Outstanding as of December 31, 1996             558,757          $    3.51

Granted                                         593,450               2.44
Expired or canceled                            (103,557)              3.73
Exercised                                      (  2,500)              1.50
                                              ----------
Outstanding as of December 31, 1997           1,046,150               2.89

Granted                                         821,178               3.65
Expired or canceled                            (334,717)              4.30
Exercised                                      (223,084)              1.95
                                              ----------
Outstanding as of December 31, 1998           1,309,527               3.16

Granted                                       1,248,641              10.90
Expired or canceled                            (239,285)              8.13
Exercised                                      (151,439)              2.91
                                              ----------
Outstanding as of December 31, 1999           2,167,444               3.87
                                              ==========
Available for grant at:
    December 31, 1999                           349,466
                                              ==========


                              ClickAction Inc.

The following table summarizes information about stock bonuses and stock options outstanding as of December 31, 1999:



                  Outstanding                             Exercisable
-------------------------------------------------    ------------------------
                          Weighted-Avg. Weighted-                   Weighted-
Range of                  Remaining     Average                     Average
Exercise       Number     Contractual   Exercise        Number      Exercise
Prices      Outstanding   Life          Price         Exercisable     Price
----------- ------------ ------------  ---------    --------------  ---------
$      0.00      60,000    8.50 years    $  0.00         18,000       $ 0.00
 0.28-9.875   1,686,915    8.86             5.77        573,638         2.91
11.94-21.63     420,529    9.36            13.38         59,893        14.14
             ----------                                ---------
$0.00-21.63   2,167,444    8.94          $  7.09        651,531       $ 3.87


The Company applies the intrinsic value method in accounting for its stock option plans and, accordingly, does not recognize compensation cost when the exercise price is equal to the fair market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value method as prescribed by SFAS No. 123, net income
(loss) and net income (loss) per share would have been changed to the pro forma amounts indicated in the table below (in thousands except per share amounts):


                                       1999          1998           1997
                                   ------------   -----------   ------------
Net income (loss):
  As reported                      $(2,223,292)    $ 219,900    $(4,036,614)
  Pro forma                         (6,293,290)     (632,020)    (4,522,946)

Basic net income (loss) per share:
  As reported                      $     (0.44)    $    0.05    $     (0.94)
  Pro forma                              (1.26)        (0.14)         (1.05)


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                       1999            1998          1997
                                  --------------  --------------  ------------
Expected dividend yield                     ----            ----          ----
Expected stock price volatility           88.37%             50%           50%
Risk-free interest rate               6.09-6.97%     4.58%-6.22%   5.49%-6.22%
Expected life of options               4-5 years         5 years       5 years


The weighted-average fair value of options granted during 1999, 1998 and 1997 was $10.21, $1.80 and $1.26 per share, respectively.


4.  Segment and Geographic Information
The Company is principally engaged in the development, marketing and manufacturing of small business application programs and internet services.
The Company's main products provide solutions for creating customized, professional-quality mailing lists, brochures, labels, business cards, invoices/ estimates, and other marketing communications materials. The Company also markets annuity-based mailing products and services which complement the Company's existing mailing software products. In addition, the Company also provides web-based email marketing services to its enterprise clients.

The Company identifies and evaluates such segments based principally upon the type of products or services sold. The accounting policies of these reportable segments are the same as those described for the consolidated entity. The Company evaluates the performance of its operating segments based on revenues, gross profit and segment operating income. The Company does not assess the performance of its segments on other measures of income or expense, such as

                                ClickAction Inc.

depreciation and amortization, interest revenue and expense, income taxes or net income. In addition, as the Company's assets are primarily located in its corporate office in the United States and not allocated to any specific segment, the Company does not produce reports for, or measure the performance, of its segments based on any asset-based metrics. Therefore, segment information is presented only for revenues and modified operating income.

The Company has not separately reported segment information on a geographic basis, as international sales represent less than 1% of net revenue for the year ended December 31, 1999.

The following segment information is provided for the years ended
December 31, 1999, 1998  and 1997 (in thousands):


                              Segment Information
                      For the year ended December 31, 1999

                                   Other Annuity     Web-based
                       Desktop       Products &    Email Marketing
                       Applications    Services      Services      Total
                       ------------   ----------    -----------  ---------
Net revenues            $     15,248   $   4,936    $     1,081  $  21,265
Cost of revenues               4,940       1,106           ----      6,046
                        ------------   ---------    -----------  ---------
  Gross profit                10,308       3,830          1,081     15,219
Segment operating expenses     6,398       3,409          4,412     14,219
                        ------------   ---------    -----------  ---------
Segment profit (loss)   $      3,910   $     421    $    (3,331)     1,000
                        ============   =========    ===========
General and administrative expenses                                 (2,617)
Bonus expense not allocated to segments                             (  589)
Merger-related expense                                              (  232)
Interest income, net                                                   233
                                                                  --------
(Loss) before taxes, as reported                                  $ (2,205)
                                                                  ========



                              Segment Information
                      For the year ended December 31, 1998

                                   Other Annuity     Web-based
                       Desktop       Products &    Email Marketing
                       Applications    Services      Services      Total
                       ------------   ----------    -----------  ---------

Net revenues           $    11,727    $    3,311    $        6   $  15,044
Cost of revenues             3,228           973          ----       4,201
                       -----------    ----------    ----------   ---------
  Gross profit               8,499         2,338             6      10,843
Segment operating expenses   5,073         2,539           264       7,876
                       -----------    ----------    ----------   ---------
Segment profit (loss)  $     3,426    $     (201)   $     (258)      2,967
                       ===========    ==========    ==========
General and administrative expenses                                 (2,679)
Bonus expense not allocated to segments                             (  270)
Interest income, net                                                   238
                                                                 ---------
Income before taxes, as reported                                 $     256
                                                                 =========


                                ClickAction Inc.

                            Segment Information
                      For the year ended December 31, 1999

                                        Other Annuity
                            Desktop       Products &
                           Applications    Services       Total
                           ------------    ----------    ---------
Net revenues                $      9,943   $    2,410    $  12,353
Cost of revenues                   5,179          559        5,738
                            ------------   ----------    ---------
  Gross profit                     4,764        1,851        6,615
Segment operating expenses         7,382        1,195        8,577
                            ------------   ----------    ---------
Segment profit (loss)       $     (2,618)  $      656       (1,962)
                            ============   ==========
General and administrative expenses                         (2,191)
Restructuring charges                                       (  193)
Interest income, net                                           309
                                                          --------
(Loss) before taxes, as reported                          $ (4,037)
                                                          ========



The following is a brief summary of the types of products and services from which each segment derives its revenues:

Desktop Applications include software products and applications that were designed for small business application task specific programs that were sold through directly to end-users and retail channel.

Other Annuity Products & Services include annuity-based products that were designed to correct addresses on the consumers' data base to take advantage of postal savings and are sold directly to end-users as well as other products and services that are complimentary to the Company's desktop applications.

Web-based Email Marketing Services include all the products and services related to email relationship management and campaign management of the Company's email marketing clients.

The segment operating expenses include all operating expenses except for general and administrative expenses and bonus expense which are not reported on a segment basis by the Company.

The following tables summarize sales to customers when sales to such customers exceeded 10% of revenues as well as the amounts due from these customers as a percentage of total gross accounts receivable.


                                    Years ended December 31,
                                  ---------------------------
Percentage of net revenues         1999      1998     1997
Customer A                          34%       37%       37%
Customer B                          31%       15%       20%


                              ClickAction Inc.

                                                         December 31,
                                                      -----------------
Percentage of total accounts receivable as of          1999       1998
Customer A                                              52%        56%
Customer B                                              24%        17%



5.  Income Taxes

The components of income tax expense for the years ended December 31, 1999, 1998, and 1997 are as follows:

                                             1999         1998        1997
                                          ---------    ---------   ---------
Income taxes:
  Current:
    Federal                               $  5,636     $ 20,774    $(282,345)
    State                                    1,600        2,427          ---
    Foreign                                 11,405       13,426          ---
                                          --------     --------    ---------
      Total current                         18,641       36,627     (282,345)
                                          --------     --------    ---------
  Deferred:
    Federal                                   ---           ---      282,345
    State                                     ---           ---          ---
                                          --------     --------     --------
      Total deferred                          ---           ---      282,345
                                          --------     --------     --------
        Total income tax expense          $ 18,641     $ 36,627     $    ---
                                          ========     ========     ========


The December 31, 1999, 1998 and 1997 income tax expense differed form the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:



                                            1999          1998        1997
                                        ------------  -----------  ------------
Federal tax (benefit) at statutory rate  $ (749,581)   $  87,219   $(1,372,449)
State income taxes                            1,600        2,154         ---
Nondeductible expenses                      291,209       13,035        57,890
Change in valuation allowance               458,372      (99,981)    1,311,823
Other                                        17,041       34,200         2,736
                                         ----------    ---------   -----------
Actual income tax expense                $   18,641    $  36,627   $       ---
                                         ===========   ==========  ===========


                              ClickAction Inc.

As of December 31, 1999, 1998 and 1997 the types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set out below:


                                           1999          1998        1997
                                      -------------  ----------- ------------
Deferred tax assets:
  Accrual and reserves                $  1,204,739   $  811,923  $ 1,340,235
  Net operating loss carryforwards       1,254,654    1,112,627      489,843
  Capitalized start up costs                49,490       58,282        2,267
  Tax credit carryforwards                 984,230      679,434      468,533
                                      ------------   ----------  -----------
    Gross deferred tax assets            3,493,113    2,662,266    2,300,878
Less: valuation allowance               (3,493,113)  (2,662,266)  (2,300,878)
                                      ------------   ----------  -----------
    Net deferred tax assets           $        ---   $      ---  $       ---
                                      ============   ==========  ===========




The net change in the total valuation allowance for the year ended December 31, 1999 was an increase of $830,847. The Company's accounting for deferred taxes under SFAS No. 109 involves the evaluation of a number of factors concerning the realizability of the Company's deferred tax assets. To support the Company's conclusion that a 100% valuation allowance was required, management primarily considered such factors as the Company's history of operating losses, the nature of the Company's deferred tax assets and the absence of taxable income in prior carryback years. Although management's operating plans assume taxable and operating income in future periods, management's evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that such plans are not considered sufficient to overcome the available negative evidence.

As of December 31, 1999, the Company has federal and California net operating loss carryforwards of approximately $3,012,000 and $2,606,000, respectively, which expire in various years through 2019 and 2004, respectively. The Company also has federal and California research and development tax credit carryforwards of approximately $526,000 and $395,000, respectively. The federal credits expire between 2010 and 2019. The Company also has federal minimum tax credit and foreign tax credit carryforwards of approximately $38,000 and $25,000, respectively. The foreign tax credits expire between 2002 and 2004.

Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. If an ownership change occurred, utilization of the net operating loss carryforwards could be reduced significantly.

Included in gross deferred tax assets above is approximately $150,000 related to stock option compensation for which the benefit, when realized, will be recorded directly to stockholders' equity.


6. Commitments

Leases
The Company has entered into agreements to lease its facilities under certain non-cancelable operating leases extending through 2000. Future minimum lease commitments under these leases are as follows:


               Year ending December 31,
              --------------------------
              2000            $  671,168
              2001               777,628
              2002               261,949
                              ----------
                              $1,710,745
                              ==========


                              ClickAction Inc.

Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $496,270, $501,023 and $419,815, respectively. During 1998, the Company entered into non-cancelable operating sublease agreements for its San Francisco office and a portion of its Palo Alto office. The Company received operating sublease revenues of $125,226 in 1999. The total future minimum lease payments to be received under these non-cancelable operating subleases are approximately $35,482, which are not reflected in the above table.

Bonus Plan
The Company's contributions to its employee bonus plan are made at the Company's discretion. Contributions to the bonus plan amounted to $851,937, $401,607, and $0 for the years ended December 31, 1999, 1998 and 1997, respectively.

                         EXHIBITS INDEX


Exhibit                                 Incorporated by Reference
Number     Exhibit Description              Form       Date     Number
--------  ------------------------------   ------   ---------  ---------
2.1       Agreement and Plan of Merger       8-K       8/19/99     2.1
          and Reorganization, dated as of
          July 2, 1999, among MySoftware
          Company, MyMarket Acquisition
          Corp., MarketHome, and the
          shareholders of MarketHome

3.1       Certificate of Incorporation       S-1       6/20/95     3.3

3.2       Bylaws                             S-1       6/20/95     3.4

3.3       Certificate of Ownership and       8-K       9/21/99     3.1
          Merger, merging ClickAction Inc.,
          a wholly owned subsidiary of
          MySoftware Company, with and into
          MySoftware Company, as filed on
          September 14, 1999
4.1       Specimen Common Stock Certificate  8-K       9/21/99     4.1

10.1     Form of Indemnity Agreement for     S-1       6/20/99    10.1
         officers and directors

10.2     Form of Indemnity Agreement for
         officers and directors              S-1       6/20/99    10.2

10.3     1995 Equity Incentive Plan          S-1       6/20/95    10.3
         (the "1995 Plan")

10.4     Form of Incentive Stock Option      S-1       6/20/95    10.4
         under the 1995 Plan

10.5     Form of Nonstatutory Stock          S-1       6/20/95    10.5
         Option under the 1995 Plan

10.6     1995 Non-Employee Directors'        S-1       6/20/95    10.6
         Stock Option Plan
         (the "Directors' Plan")

10.7     Form of Stock Option under          S-1       6/20/95    10.7
         the Directors' Plan

10.8     Lease Agreement by and between      S-1       6/20/95    10.8
         ClickAction and 2197 E. Bayshore
         Road Partnership dated February
         25, 1993, as amended

10.9     Software Development Agreement      S-1       6/20/95    10.9
         by and between ClickAction and
         Micro-Burst, Inc. dated October 11,
         1993("the October 11, 1993 Agreement")

Exhibit						Incorporated by Reference
Number       Exhibit Description            Form        Date
-------     ---------------------          ------      ------

10.10    Software Development Agreement by   S-1       6/20/95    10.10
         and between ClickAction and Micro-
         Crafts, Inc. dated September 13,
         1993("the September 13, 1991 Agreement")


10.11    Amendment to the September 13,      S-1       6/20/95    10.11
         1991 Agreement between ClickAction
         and MicroCrafts, Inc., dated
         October 10, 1994

10.12   Software Development Agreement       S-1       6/20/95    10.12
        by and between ClickAction and
        Micro-Crafts, Inc. dated October
        18, 1992 ("the October 18, 1992 Agreement")

10.13  Amendment to the October 18, 1992     S-1       6/20/95    10.13
       Agreement between ClickAction
       and MicroCrafts, Inc., dated
       October 10, 1994

10.14  Software Development Agreement by     S-1       6/20/95    10.14
       and between ClickAction and Micro-
       Crafts, Inc. dated December 10, 1993

10.15  Software Purchase Agreement and       10-K     12/31/95    10.15
       Assignment of Copyright dated
       January 15, 1996 by and between
       ClickAction and Mediatech, Inc.

10.16  Amendment to Lease Agreement dated    10-K     12/31/95    10.16
       June 30, 1995

10.17  Lease Agreement by and between        10-KSB   12/31/96    10.17
       ClickAction and Birmingham
       Properties, Inc. dated
       October 8, 1996

10.18  Third Amendment to Lease Agreement    10-KSB   12/31/96    10.18
       by and between ClickAction and
       Holvick Family Trust, dated
       January 31, 1997

10.19  Rights Agreement                       8-K      6/15/98

10.20  1998 Non-Officer Stock Option Plan     S-8     12/14/98

10.21  Data Agreement with the Polk Company  10-KSB   12/31/98    10.21

10.22  Data Agreement with Experian          10-KSB   12/31/98    10.22
       Information Solutions, Inc.

*23.1   Consent of KPMG LLP                  N/A        N/A


*27.1   Financial Data Schedule              N/A        N/A

* Filed herwith

                               EXHIBIT 23.1

                     CONSENT OF INDEPENDENT AUDITOR


The Board of Directors
ClickAction Inc.

We consent to incorporation by reference in the registration statements on Form S-8 of ClickAction Inc. of our report dated February 11, 2000, relating to the consolidated balance sheets of ClickAction Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, which report appears in the December 31, 1999 annual report on Form 10-KSB of ClickAction Inc.







                                               KPMG LLP



Mountain View, California
March 21, 2000