Form 10KSB/A
period 1999-12-31
CLICKACTION INC
filed 2000-04-03
CIK 944950

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                      __________________________
                              FORM 10-KSB/A
                             Amendment  No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to the Form 10-KSB. [ X ]

Based on the closing price of $42.25 on February 29, 2000, the aggregate market value of the common stock held by non-affiliates of the registrant as of February 29, 2000 was $ 188,999,249.

The number of shares outstanding of the registrant's common stock as of February 29, 2000 was 5,417,575.

This filing amends and supplements the Annual Report on Form 10-KSB filed with the Securities and Exchange Commission (the "SEC") on March 21, 2000 by ClickAction Inc. (the "Company") (the "Form 10-KSB"). The purpose of this filing is to add an exhibit required to be included in Item 14.

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, California, on the 31st day of March 2000.


                                                    CLICKACTION INC.

                                                BY :  /s/ Gregory W. Slayton
                                               -----------------------------
                                                Gregory W. Slayton
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March 2000.


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

 /s/  Donald F. Wood             Director
 ----------------------------
      Donald F. Wood

 /s/  Edwin R. Niehaus, III      Director
 ----------------------------
      Edwin R. Niehaus, III

 /s/  John J. Katsaros           Director
 ----------------------------
      John J. Katsaros

 /s/  Emerick M. Woods             Director
 ----------------------------
      Emerick M. Woods

                              PART III

Item 13.  Exhibits, List and Reports on Form 8-K

     (a)  Exhibits


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

10.5     Form of Nonstatutory Stock          S-1       6/20/95    10.5
         Option under the 1995 Plan

10.6     1995 Non-Employee Directors'        S-1       6/20/95    10.6
         Stock Option Plan
         (the "Directors' Plan")

10.7     Form of Stock Option under          S-1       6/20/95    10.7
         the Directors' Plan

10.8     Lease Agreement by and between      S-1       6/20/95    10.8
         ClickAction and 2197 E. Bayshore
         Road Partnership dated February
         25, 1993, as amended

Exhibit						                              Incorporated by Reference
Number       Exhibit Description            Form        Date     Number
-------     ---------------------          ------      ------   --------

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

10.16  Amendment to Lease Agreement dated    10-K     12/31/95    10.16
       June 30, 1995

10.17  Lease Agreement by and between        10-KSB   12/31/96    10.17
       ClickAction and Birmingham
       Properties, Inc. dated
       October 8, 1996

10.18  Third Amendment to Lease Agreement    10-KSB   12/31/96    10.18
       by and between ClickAction and
       Holvick Family Trust, dated
       January 31, 1997

10.19  Rights Agreement                       8-K      6/15/98

Exhibit						                              Incorporated by Reference
Number       Exhibit Description            Form        Date    Number
-------     ---------------------          ------      ------  --------

10.20  1998 Non-Officer Stock Option Plan     S-8     12/14/98

10.21  Data Agreement with the Polk Company  10-KSB   12/31/98    10.21

10.22  Data Agreement with Experian          10-KSB   12/31/98    10.22
       Information Solutions, Inc.

*10.23 Employment Agreement with Gregory     N/A        N/A
       Slayton, CEO & President dated
       November 18, 1999

 23.1  Consent of KPMG LLP                    10-KSB   3/21/00    23.1

 27.1  Financial Data Schedule                10-KSB   3/21/00    27.1

* Filed herwith

                                                                EXHIBIT 10.23

                             Employment Agreement

                 EMPLOYMENT OFFER LETTER FOR GREGORY SLAYTON

November 18, 1999

Mr. Gregory W. Slayton
2197 E. Bayshore Road
Palo Alto, CA 94303

Dear Gregory:

On behalf of the Board of Directors of ClickAction Inc., I am pleased to provide you with this offer of continued employment as the President and CEO of the Company. Some of the terms of the employment are set forth -n separate documents which are referred to below.

Employment at Will
Your employment may be terminated at any time by you or by the Company. This at-will employment relationship cannot be changed except in writing signed by a duly authorized officer of ClickAction Inc.

Salary
Your salary will be $300,000 per year.

Bonus
You will be eligible to earn a bonus based on specific, pre-determined performance goals under the Company's Senior Management Bonus Plan. The target bonus will be $100,000.

Stock Options
You will be granted options to purchase 200,000 shares of the Company's stock with 100,000 of the shares to be issued under the Company 1995 Equity Incentive Plan and 100,000 of the shares to be issued under the Company's 1998 on-Officer Stock Option Plan after that plan is amended to permit the grant of stock options to officers.

Time Vesting
The options will have an exercise price equal to the fair market value of the Company's stock on November 18, 1999, with four year vesting of 1/48th each month subject to acceleration in the event of a change in control as set forth below.

Incentive Stock Options
To the maximum extent permitted by current law. The options under the 1995 Equity Incentive Plan will be characterized as incentive stock options.

Accelerated Vesting on Stock Options Following a Change in Control
In the event of a Change of Control (as defined below), then the vesting and exercisability of the above stock options shall acceleration as follows; provided, however, that if such potential acceleration of the vesting and exercisalility of the options would cause a contemplated Change of Control transaction that would otherwise be eligible to be accounted for as a "pooling-of-interests" transaction to become ineligible for such accounting treatment under generally accepted accounting principles as determined by the Company's independent public accountants prior to the Change of Control, such acceleration shall not occur.

In the event of both (A) a Change of Control and (B) the termination due to an involuntary termination without Cause (as defined below) or due to a Constructive Termination (as defined below) of your continuous status as an employee, director or consultant with the Company or with an affiliate within twelve (12) months: after such Change of Control, then the vesting and execisability of the options shall accelerate= in full so that one hundred percent (100%) of the options shall be vested and exercisable a on.

If on the twelve (12) month anniversary following E Change of Control, you remain in service with the Company or with an affiliate, then the options which are unvested on such anniversary shall become vested and exercisable on such anniversary according to the following schedule.

                                     Percentage of Unvested Option
Transaction Price of Common Stock    Shares Vested (after acceleration)
---------------------------------    ----------------------------------
            $12.00                                  65%
            $14.00                                  75%
            $16.00                                  80%
            $18.00                                  85%
            $20.00                                  90%
            $22.00                                 100%

In this schedule, "Transaction Price of Common Stock" refers to the price per share of common stock at which a Change of Control occurs. "Percentage of Unvested Option Shares Vested" refers to the number of option shares unvested on the date of the twelve (12) month anniversary of the Change of Control that will become vested and exercisable on such anniversary. For example, if a Change of Control occurs at a Translation Price of $16.00, then eighty percent (80%) of any option shares which are unvested on the date of the twelve (12) month anniversary of the Change of Control will be vested and exercisable on such anniversary.

For purposes of the options, "Change of Control" is defined as: (A) a sale of fifty percent (50%) or more of the assets of the Company; (B) a merger or consolidation in which the Company is not the surviving corporation and the stockholders of the Company immediately prior to the completion of such transaction hold, director or indirectly, less than fifty percent (50%) of the beneficial ownership, (within the meaning of Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") or comparable) successor rules) of the securities of the surviving corporation (excluding any stockholders who posseed a beneficial interest in the surviving corporation is the the sahres of Common Stocks outstanding immediately preceding the merger are converted by viture of the merger into other property, whether in the form of securities, cash or otherwise , and the stockholders of the Company immediately prior to the completion of such transaction hold, directly or indirectly, less then fifty percent (50%) of the beneficial ownership (within the meaning of Rule 13d-3 promulugated under the Exchange Act, or comparable successor rules) of the surviving entity or if you more the one entity survives the transaction, the controlling entity; or (D) an acquistion by any comparable successor provisions (excluding any employee benefit plan, or related trust, sponsored or maintained by the Company or an affiliate) of the beneficial ownership (within the meaning of Rule 13-3 promulgated under the Exchange Act, or comparable successor rules) of securities of the Company representing at least fifty percent (50%) of the combined voting power entitled to vote in the election of directors.

Also for purposes of the options, "Cause" is defined as (A) conviction of, a guilty plea with respect to, or a plea of nolo contendere to a charge that you have committed a felony under the laws of the United States or of any state or a crime involving moral turpitude, including, but not limited to, fraud, theft, embezzlement or any crime that results in or is intended to result in personal enrichment at the expense of the Company or any affiliate; (B) a material breach by you of any agreement entered into between you and Company or any affiliate that impairs the Company's or affiliate's therein; (C) your willfull misconduct, singificant failure of you to preorme your duties, or gorss neglect by you of your duties; or (D) engagement in any activity that constitutes a material conflict of interest with the Commpany or any affiliate.

For purposes of the options, "Constructive Termination" means that you voluntarily terminate your Continuous Status as an employee, director or consultant after any of the following are undertaken without your express written consent: (A) the assignment ot you of any duties or responsibilities which result in any material diminution or or material adverse change of your position, status or circumstances of service as in effect immediately prior to a change in your titles or offces as in effect immediately prior to a Change of Control, or any removal of you from or any failure to reelect you to any of such positions, except in connection with the termination of your continuous status as an employee, director or consultant on account of death, disability, retirement, of Cause, for Cause or any vlountary termination by you othr than Constructive Termination; (B) a reduction by the Company in you annual base compensation; (C) any failure by the company to continue in effect any benefit plan or arrangement, including incentive plans or plans to receive securities of the tiem of Change of Control (hereinafter referred to as "Benefit Plans"), or the taking of any action by the Company which would adversely affect your participation in or reduce your benenfits under any Benefit Plans or deprive you of any fringe benefit enjoyed by you at the of a Change of Control if the Company offersa range of benefit plans and programs which , taken as a whole, are comparable to the Benefit Plans; (D) a relocation of you or the Company's office's to a location more the thirty-five (35) miles for the location at which you preform your duties prior to a Change of Control except for required travel by you on the Company's or any affiliate's business to an extent substantially consisent with your business travel obligations at the time of a Change of Control; (E) any material breach by the Company of your options or of any provision of any employment or other agreement between you and the Company to obtain the assumption of you options by any successor or assign of the Company.

Benefits and 401(k) Plan
All standard benefits including the Company's 401(k) Plan will continue to apply. The benefits are described in our standard benefit plan descriptions.

Company Policies and Proprietary Information
As an employee of ClickAction Inc., you will be expected to abide by all of the Company's policies and procedures. As a condition of your employment, you agree to sign and abide by the terms pf the ClickAction Inc. Employee Proprietary Information and Inventions Agreement.

This offer is subject to your signing the enclosed copy of this letter and the Company's Employee Proprietary Information and Inventions Agreement.

We hope you find this offer acceptable and look forward to your continued employment with the Company.- The non-standard provisions to the stock option agreement and the Severance Agreement are subject to a definitive legal agreement. This offer subject any prior offers or agreements in their entirety.




Sincerely,

/s/David P. Mans
-------------------
David P. Mans
Chairman of the Board of Directors

Agreed and Accepted By:

/s/Gregory W. Slayton
----------------------    Date: 11/19/99
Gregory W. Slayton