Form 10-Q
period 2000-03-31
CLICKACTION INC
filed 2000-05-12
CIK 944950

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                    ____________________________


                              FORM 10-Q

(Mark One)
[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000

                                    OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                     Commission File Number: 0-26008

                             CLICKACTION INC.
           (Exact name of registrant as specified in its charter)
     Delaware	                					                            	77-0195362
(State or other jurisdiction             	(I.R.S. Employer Identification No.)
 ofincorporation or organization)


                          2197 E. BAYSHORE ROAD
                          PALO ALTO, CA 94303
				             (Address of principal executive offices)

Registrant's telephone number, including area code:   (650) 473-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]            No [  ]

As of April 30, 2000, the registrant had 11,215,608 shares of common stock outstanding on a post-split basis.

                           CLICKACTION INC.

                             FORM 10-Q

            For the Quarterly Period Ended March 31, 2000
                          Table of Contents



Part I. Financial Information	                                           Page

     Item 1. Financial Statements

          a)  Condensed Consolidated Balance Sheets
	             as of March 31, 2000 and December 31, 1999	                  3

          b)  Condensed Consolidated Statements of Operations
              for the three months ended March 31, 2000 and 1999           4

          c)  Condensed Consolidated Statements of Cash Flows
            	 for the three months ended  March 31, 2000 and 1999          5

          d)	Notes to Condensed Consolidated Financial Statements         	6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9

     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                                  23

Part II. Other Information

     Item 2. Changes in Securities and Use of Proceeds                    24

     Item 6. Exhibits and Reports on Form 8-K                             24

Signatures                                                                25

                       PART I. FINANCIAL INFORMATION

                        ITEM 1. FINANCIAL STATEMENTS

                             CLICKACTION INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   March 31, 2000 and December 31, 1999
                     (in thousands except share data)


                                  March 31,   December 31,
                                     2000        1999
                                 -----------  ------------
ASSETS                            (Unaudited)   (Unaudited)
Current assets:
Cash and cash equivalents       $     5,597   $     3,214
Accounts receivable, net              6,416         6,633
Inventories                           1,592         1,538
Other current assets                    199           288
                                 ----------    ----------
Total current assets                 13,804        11,673

Property and equipment, net           2,739           780

Other assets                            131           197
                                -----------   -----------
   Total assets                 $    16,674   $    12,650


LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
   Accounts payable             $     3,185   $     3,309
   Accrued compensation               1,445           745
   Other accrued liabilities          3,181         3,090
   Deferred revenues                    184           193
                                 ----------  ------------
   Total current liabilities          7,995         7,337


  Stockholders' equity:
   Preferred stock; $0.0005
   par value; 2,000,000
   shares authorized; none
   outstanding                       -----       -----
  Common stock; $0.0005
   par value; 20,000,000
   shares authorized;
   11,215,608 and 10,812,108
   shares issued and outstanding         11          11
  Deferred compensation                (158)       (171)
   Additional paid-in capital        16,909       11,364
   Accumulated deficit               (8,083)      (5,891)
                                 -----------  ------------
    Total stockholders' equity        8,679        5,313
                                 -----------  ------------
  Total liabilities and
  stockholders' equity           $   16,674   $   12,650
                                 ===========  ============

     See accompanying notes to condensed consolidated financial statements.



                             CLICKACTION INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the three months ended
                       March 31, 2000 and 1999
                             (Unaudited)
                  (in thousands except share data)



                                Three Months Ended March 31,
                                ----------------------------
                                     2000           1999
                                ------------  --------------
Revenues:                          $ 4,892        $ 4,318
Net desktop applications
Email marketing services             1,114             18
                                ------------  --------------
Total revenues                       6,006          4,336
Cost of revenues                     1,633          1,396
                                ------------  --------------
Gross profit                         4,373          2,940
                                ------------  --------------


Operating expenses:
 Product development                 1,634            627
 Sales and marketing                 4,057          1,646
 General and administrative            916            603
                                ------------  --------------
                                     6,607          2,876
                                ------------  --------------
Operating income (loss)             (2,234)            64
Interest income, net                    41             66
                                ------------  --------------
 Income (loss) before taxes         (2,193)           130
                                ============  ==============
Income tax expense                       0              9
                                ------------  --------------
    Net income (loss)           $   (2,193)   $       121
                                ============  ==============

Basic net income (loss)         $    (0.20)   $      0.01
 per share                      ============  ==============

Shares used in computing
 basic net income (loss)
 per share                          10,897          9,534
                                ============  ==============

Diluted net income (loss)
per share                       $    (0.20)   $      0.01
                                ============  ==============

Shares used in computing
Diluted net income (loss)
per share                            10,897         11,898
                                ============  ==============

     See accompanying notes to condensed consolidated financial statements.


                              CLICKACTION INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         For the three months ended
                          March 31, 2000 and 1999
                               (Unaudited)
                             (in thousands)

                                   Three Months Ended
                                        March 31,
                                   ------------------
                                     2000       1999
                                   --------   --------
Cash flows from operating
activities:

 Net (loss)                     $   (2,193)   $       121

 Adjustments to reconcile net
 (loss) to net cash used for
 operating activities:

 Depreciation and amortization         290            197
 Amortization of deferred
 Compensation                           13             20

 Provision for returns and
 doubtful accounts                  (1,007)           (36)

 Changes in operating assets and
 liabilities:
   Accounts receivable               1,224         (1,932)
   Inventories                         (54)          (293)
   Other assets                         89           (200)
   Accounts payable                   (124)         1,238
   Accrued compensation                701              7
   Deferred revenues                    (9)           871
   Other accrued liabilities            91           (648)
   Net cash used for operating   -----------  ------------
   Activities                         (979)          (654)
                                 -----------  ------------

Cash flows from investing
activities:

 Additions to property and
Equipment                          (2,170)           (218)
 Software production costs
and other assets                      (13)            (61)
                                 -----------  ------------
 Net cash used for investing
Activities                         (2,183)           (280)
                                 -----------  ------------

Cash flows from financing
activities:

 Proceeds from exercise of
stock options                         295             391
 Proceeds from sales of
common stock                        5,250            ----
 Net provided by financing      -----------   ------------
Activities                          5,545             391
                                -----------   ------------
 Net increase (decrease)
in cash and cash equivalents        2,383            (543)

 Cash and cash equivalents
at beginning of period              3,214           5,440
                                -----------   ------------
Cash and cash equivalents at
end of period                   $   5,597      $    4,898
                                ===========   =============


[FN] See accompanying notes to condensed consolidated financial statements.

                             CLICKACTION INC.

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows of ClickAction, Inc. ("ClickAction" or the "Company") include all material adjustments necessary for their fair presentation. The interim results presented are not necessarily indicative of results for a full year. Certain reclassifications have been made for consistent presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, as amended on Form 10-KSBA, for the year ended December 31, 1999.

The accompanying condensed consolidated financial statements include the accounts of ClickAction and its wholly owned-subsidiary, MarketHome. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated statements.

2.    Per Share Computation

    All common shares have been adjusted to reflect a two-for-one split effected in the form of a stock dividend on April 20, 2000 to all holders of the Company's common stock as of April 5, 2000. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period presented. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and potential common stock using the treasury stock method, when dilutive. The difference between shares used for basic net income per share and diluted net income per share for the three-month period ended March 31, 1999 is comprised of the weighted average number of common stock options outstanding during these periods using the treasury stock method. A total of 3,504,893 stock warrants and stock options with weighted average exercise prices of $8.00 were not included in the computation of diluted loss per share for the three-month period ended March
31, 2000 because their effect would have been antidilutive. In addition, 264, 798 shares of preferred stock, using the if-converted method, were not included in the computation of diluted loss per share for the three month period ended March 31, 1999 because their effect would have been antidilutive.

3.   Business Combination

    On August 5, 1999, the Company issued 1,453,606 shares of its common stock in exchange for all outstanding common stock of MarketHome, an email marketing services company. In addition, options to acquire MarketHome's common stock were exchanged for options to acquire 317,522 shares of the Company's common stock. This business combination has been accounted for as a pooling-of-interests combination and, accordingly, the condensed consolidated financial statements for periods prior to the combination have been restated to include the accounts and results of operations of MarketHome. The results of operations previously reported by the separate companies and the combined amounts presented in the accompanying condensed consolidated financial statements are summarized below (in thousands).



                       Three Months Ended
                          March  31,
                            1999
                         ------------
Net revenues
  ClickAction            $      4,318
  MarketHome                       18
                         ------------
    Combined             $      4,336
                         ============

                               CLICKACTION INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (CONTINUED)


4.  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instrumentsat fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS No.133,as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. The Company expects that the adoption of this statement will not have a material impact on the Company's financial position, results of operations or cash flows since the Company does not currently hold derivative instruments or engage in hedging transactions.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarized certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, and any resulting change in accounting principles that we would have to report, is effective no later than our fiscal quarter ending June 30, 2000. We do not expect the application of SAB No. 101 to have a material effect on the Company's financial position, results of operations or cash flows.


5.  Common Stock Issuance

     In March 2000, we issued and sold an aggregate of 254,776 shares of our common stock in private placements to certain strategic and institutional investors for an average price per share of $20.61 (post split). We received proceeds in the aggregate amount of $5,250,000 from this issuance of common stock. In connection with these transactions, we also issued warrants entitling the investors to purchase an aggregate of 25,478 shares of common stock over a
three year period at an average per share price of $20.61 (post split).   The
issuance of the shares of common stock and the warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof.



6.  Segment and Geographic Information

     The Company is principally engaged in providing email relationship management products and services and developing, marketing and manufacturing a line of desktop software applications for small businesses and home offices. Commencing January 1, 2000, the Company combined the reporting of its annuity products and services with the reporting of its desktop applications. The Company identifies and evaluates such segments based principally upon the type of products or services sold. The accounting policies of these reportable segments are the same as those described for the consolidated entity. The Company evaluates the performance of its operating segments based on revenues, gross profit and segment operating income. The Company does not assess the performance of its segments on other measures of income or expense, such as depreciation and amortization, interest revenue and expense, income taxes or net income. In addition, as the Company's assets are primarily located in its corporate office in Palo Alto, California and not allocated to any specific segment, the Company does not produce reports for, or measure the performance of, its segments based on any asset-based metrics. Therefore, segment information is presented only for revenues and modified operating income.

                             CLICKACTION INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (CONTINUED)


The Company has not separately reported segment information on a geographic basis, as international sales represent less than 1% of net revenues to date.

The following segment information is provided for the quarters ended March 31, 2000 and 1999 (in thousands):


                           Segment Information
                   For the quarter ended March 31, 2000


                Net Desktop       Email
                Applications     Marketing        Total
               -------------- --------------- ---------------
Net revenues     $      4,892   $     1,114   $      6,006
Cost of revenues        1,431           202          1,633
               -------------- --------------- ---------------
    Gross profit        3,461           912          4,373

 Segment
operating expenses      2,824         2,694          5,518
                -------------  -------------  ---------------
 Segment
profit (loss)   $         637  $     (1,782)        (1,145)
                =============  =============

 General and administrative
Expenses                                              (916)

Bonus expense not allocated to segments               (173)

Interest income, net                                    41
                                              ---------------
Loss before taxes, as reported                $     (2,193)
                                              ===============




                           Segment Information
                   For the quarter ended March 31, 1999
              -----------------------------------------------


                Net Desk          Email
                Applications     Marketing        Total
               -------------- --------------- ---------------
Net revenues   $   4,318      $       18      $    4,336

Cost of revenues   1,396              --           1,396
               -------------- --------------- ---------------
  Gross profit     2,922              18           2,940

Segment
operating expenses 2,112             161           2,273
               -------------- --------------- ---------------
Segment
profit (loss)  $     810      $     (143)            667
               ============== ===============
General and
administrative expenses                             (603)
Interest income, net                                  66
                                              ---------------
Income before taxes, as reported              $      130
                                              ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion of our financial condition and results of operations along with our condensed consolidated financial statements and the related notes. In addition to historical information contained herein, the following discussion contains words such as "intends," "believes," "anticipates," "plans," "expects" and similar expressions which are intended to identify forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in these forward-looking statements. Factors that could cause or contribute to these differences include the factors discussed below under "Factors Which May Impact Future Operating Results." You should not place undue reliance on these forward -looking statements, which speak only as of the date hereof. Except as otherwise required by federal securities laws, we do not intend to update any of the forward-looking statements after the date of this Form 10-Q to conform them to actual results or to reflect new information or changed circumstances.

Overview

     We incorporated in 1986 and commenced sales of our desktop application software products in 1987. Following the acquisition of MarketHome in August 1999, we shifted our strategic focus to Web-based email relationship management, or ERM, products and services, although we continued to develop, market and manufacture our line of desktop software application programs for small businesses and home offices. During the three months ended March 31, 2000, we generated 81.5% of our total revenues from the sale of our desktop applications and 18.5% of our total revenues from the sale of our ERM products and services.


     Revenues from our ERM products and services consist of setup revenue for installing our ERM system for our clients, email usage revenues based on the number of emails sent by our clients, email list management fees, professional services performed in connection with our clients' email marketing campaigns, and licensing fees from the license of our ERM system. We account for revenues related to our ERM products and service as two separate components: set-up fees and email usage services. We recognize revenue on set-up fees in an amount equal to incremental direct costs incurred related to the set-up activities. The remaining set-up fees are then recognized on a straight-line basis over the term of the service contract. We recognize email usage revenue based on the number of emails delivered and the related per email delivery charge. We recognize email list management fees based on the number of email lists downloaded and delivered, and we recognize professional services fees ratably over the period the services are rendered.


     Distributors and retailers may return our desktop software products according to negotiated terms or pursuant to any promotional terms that may be in effect. We also provide end-users with a 30-day money-back guarantee. Accordingly, we are exposed to the risk of product returns from retailers, distributors and end-users, particularly during times of product transition. In addition, promotional or other activities of competitors could cause returns to increase sharply at any time. We establish reserves based on estimated future returns ofproducts, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of our products and other factors. Product returns that exceed our reserves could materially adversely affect our business.

     Effective January 1, 1998, we adopted Statement of Position (SOP) 97-2, Software Revenue Recognition, which superseded SOP 91-1 and provides guidance on generally accepted accounting principles for recognizing revenue on software transactions. Prior to 1998, we recognized revenue in accordance with SOP 91-1. Under SOP 91-1, revenue was recognized upon shipment of products provided there were no remaining significant obligations and collection was probable. We established reserves for estimated returns of product sales to distributors and retail dealers and accrued for estimated costs of providing customer support.

     SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation and training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. SOP 97-2 was amended in February 1998 by Statement of Position 98-4 (SOP 98-4) "Deferral of the Effective Date of a Provision of SOP 97-2" and was amended again in December 1998 by Statement of Position 98-9 (SOP 98-9) "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions." Those amendments deferred and then clarified, respectively, the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. We adopted the provisions of SOP 97-2 and SOP 98-4 as of January 1, 1998 and, as a result, changed certain business practices. We adopted the provisions of SOP 98-9 for fiscal year 1999. The adoption of this statement did not have a material impact on our operating results, financial position or cash flows.

Results of Operations

    Total revenues for the three months ended March 31, 2000 increased $1.7 million, or 39%, to $6.0 million, compared with total revenues of $4.3 million for the corresponding period in 1999. The increase was due primarily to increased sales of our Web-based ERM products and services and, to a lesser extent, increased net desktop application revenues. ERM revenues for the three months ended March 31, 2000 were $1.1 million, or 18.5% of total revenues, compared with ERM revenues of $18,000, or 0.4% of total revenues, for the corresponding period in 1999. Net desktop application revenues for the three months ended March 31, 2000 were $4.9 million, or 81.5% of total revenues, compared with net desktop application revenues of $4.3 million, or 99.6% of total revenues, for the corresponding period in 1999. Due to our shift in strategic focus, we expect revenues from our ERM products and services to increase as a percentage of total revenues in future periods.

    Gross profit for the three months ended March 31, 2000 increased 49% to $4.4 million from $2.9 million in the corresponding period in 1999. Gross margin for the three months ended March 31, 2000 was 72.8%, compared to 67.8% for the corresponding period in 1999. The increase as primarily due to the lower cost of goods associated with our ERM products and services. Our gross margins vary from period to period due primarily to changes in product mix, the direct cost associated with our ERM set-up activities and professional services, the timing and nature of promotional activities, changes in product return levels, and the amortization of capitalized software production costs.

    Total operating expenses for the three months ended March 31, 2000 increased 130% to $6.6 million from $2.9 million for the corresponding period in 1999. The increase in operating expenses resulted primarily from the investment in product development and increased marketing and selling expenses related to our ERM products and services.

    Product development expenses increased 161% to $1.6 million in the three months ended March 31, 2000 from $627,000 in the corresponding period in 1999. As a percentage of total revenues, product development expenses were 27.2% for the three months ended March 31, 2000 compared to 14.5% for the corresponding period in 1999. The increase in product development expenses was primarily due to the development of the most recent version of our email relationship management product, ERM 5.0. We expect our product development expenses to increase as a percentage of total revenues during the remainder of 2000 due to the continued development of our next generation of ERM products and services.

    Sales and marketing expenses increased 147% to $4.1 million in the three months ended March 31, 2000 from $1.6 million for the corresponding period in 1999. As a percentage of total revenues, sales and marketing expenses were 67.6% for the three months ended March 31, 2000 compared to 38.0% for the corresponding period in 1999. Sales and marketing expenses increased principally as a result of higher marketing, client services and selling expenses associated with our ERM products and services, as well as seasonal promotional expenses associated with our desktop application software products. We expect our marketing and sales expenses to increase as a percentage of total revenues during the remainder of 2000 as we continue to expand and enhance our ERM products and services by building brand awareness and improving our client services and professional services infrastructure, as well as providing retail promotional activities for our desktop products.


     General and administrative expenses increased 52% to $916,000 in the three months ended March 31, 2000 from $603,000 in the corresponding period in 1999. This increase was primarily a result of an increase in the headcount and infrastructure expenses to support our growth. As a percentage of total revenues , general and administrative expenses were 15.3% for the three months ended March 31, 2000 compared to 13.9% for the corresponding period in 1999. We expect our general and administrative expenses to increase slightly as a percentage of total revenues for the remainder of 2000 to support our anticipated growth in ERM products and services.


     Net interest income was $41,000 for the three months ended March 31, 2000 compared to $66,000 for the corresponding period in 1999. The decrease was due primarily to lower average cash balances in the three months ended March 31, 2000 compared to the corresponding period in 1999.

     We did not record any income tax expense for the three months ended March 31, 2000 since we had an operating loss for this period, compared to an income tax expense of $9,000 for the corresponding period in 1999 as a result of our operating loss for the three months ended March 31, 2000.

     As a result of the foregoing factors, we incurred a net loss for the three months ended March 31, 2000 of $2.2 million, compared to net income of $121,000 in the corresponding period in 1999.


Liquidity and Capital Resources

     Since inception, we have financed our activities almost exclusively from cash generated by operations and equity financings. Operating activities used cash of $979,000 for the three months ended March 31, 2000 compared to $654,000 for the corresponding period in 1999. Our cash and cash equivalents balance was $5.6 million on March 31, 2000. We have no interest bearing debt. We believe that our existing cash and cash generated by our operations, together with our ability to obtain additional credit or equity financing, will be sufficient to meet our capital needs through December 31, 2000. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.
If current cash, cash equivalents and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt instruments. The sale of additional equity or equity-related securities could result in additional dilution to our stockholders. In addition, we will from time to time consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. Financing may not be available in amounts or on terms acceptable to us, or at all.


     In March 2000, we issued and sold an aggregate of 254,776 shares of our common stock in private placements to certain strategic and institutional investors. We received net proceeds in the amount of $5,250,000 from the issuance of these shares. In connection with these transactions, we also issued warrants for the purchase of 25,478 shares of our common stock with exercise prices equal to the fair market value of our common stock on the warrant issuance dates.

Stock Spilt

     On March 22, 2000, our Board of Directors approved a two-for-one stock split in the form of a stock dividend, effected on April 20, 2000 to all holders of our common stock as of April 5, 2000 (the "Stock Split"). The accompanying condensed consolidated financial statements have been adjusted to reflect the Stock Split.


Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS No.133, as amended, is encouraged but should not be applied retroactively to financial statements of prior periods. We do not expect that the adoption of this statement to have a material impact on our financial position, results of operations or cash flows since we do not currently hold derivative instruments or engage in hedging transactions.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements. SAB No. 101 summarized certain of the SEC Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101, and any resulting change in accounting principles that we would have to report, is effective no later than our fiscal quarter ending June 30, 2000. We do not expect the application of SAB No. 101 to have a material effect on our financial position, results of operations or cash flows.


Year 2000 Disclosure

    Since entering the year 2000, we have not experienced any significant year 2000-related disruption in the operation of our systems. Although most year 2000 problems should have become evident on January 1, 2000, additional year 2000-related problems may become evident only after that day. We will continue to monitor our operations and systems, but we do not expect to experience any significant issues related to year 2000.

Factors Which May Impact Future Operating Results

     In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the following risk factors may affect our business, financial condition and results of operations.


        Risks Related to Our Email Relationship Management Business

Our business and future prospects are difficult to evaluate because we have a limited operating history in email marketing.

    	Following our acquisition of MarketHome in August 1999, we shifted our strategic focus to Web-based email marketing products and services. During the three months ended March 31, 2000, we derived only 18.5% of our total revenues from sales of our email relationship management products and services. Therefore, we have a limited operating history in email marketing upon which you can evaluate our business and future prospects. In addition, our management does not have past experience in email marketing. These factors make predicting our future operating results difficult.


     If email marketing is not widely accepted or if use of the Internet by consumers does not continue to grow, there will be a decreased demand for our email marketing products and services.

     The market for email marketing products and services is new and rapidly evolving. If email marketing does not gain widespread acceptance as a means of marketing to consumers, our business will suffer. Businesses that have relied upon traditional means of attracting new customers and maintaining customer relationships may not accept, or may be slow in accepting, our email marketing products and services because:

* they have already invested substantial resources in other more traditional marketing methods;

* 	they have allocated a limited portion of their marketing budgets to email marketing;

* they may find email marketing to be less effective for promoting their products and services;

* their customers may have concerns about security and privacy on the Internet or confuse our permission-based emails with unsolicited emails; or

* the effectiveness of email marketing may diminish significantly if the volume of direct marketing email results in a negative reaction from consumers.

     Our success also depends on the growth and acceptance of the Internet as a medium for executing transactions. If consumers do not continue to purchase products online, then the market for our email marketing solution may disappear. If that happens, or if the number of business-to-consumer electronic commerce transactions grows more slowly than we anticipate, our business would suffer.

     Many of our agreements with our customers do not contain a minimum payment obligation, but rather only require the customer to pay us based on the number of emails actually sent. Our business would be harmed if these customers were to cease using us for their email marketing campaigns.


Our business will be harmed if we fail to meet the demands of our email marketing clients.

     The success of our email marketing business depends to a significant extent on our ability to provide satisfactory services to our clients and meet their demands. The success of our email marketing business also depends on our ability to successfully deliver emails over the Internet. Software programs exist that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by Web users would significantly undermine the commercial viability of Internet advertising and marketing. Our business could also be harmed if we fail to prevent the distribution of unsolicited bulk email, or spam. Spam-blocking efforts by others may also result in the blocking of our clients' legitimate messages. In addition, our ability to perform our email marketing services may be adversely impacted by computer viruses initiated by third parties. Any of these events may cause clients to become dissatisfied with our email marketing services and terminate their use of our email marketing services. In addition, because we provide our clients with a 100% service guarantee, if our clients are not completely satisfied with our service, they may require us to refund the delivery fees or resend an email marketing campaign at our own expense. If these refunds are large in aggregate amount, or we are required to resend many email marketing campaigns, our business and financial results could be adversely affected.

Unplanned system interruptions and capacity constraints could disrupt our business and damage our reputation.

     We must offer clients reliable, secure and continuous service to attract and retain clients and persuade them to increase their reliance on our email marketing solution. As the volume of emails generated by our clients increases, we must continuously upgrade and enhance our technical infrastructure to accommodate the increased demands placed on our systems. Our operations also depend in part on our ability to protect our systems, currently located in one facility, against physical damage from fire, earthquakes, power loss, telecommunications failures, computer viruses, unauthorized user access or hacker attacks, physical break-ins and similar events. Any interruption or decrease in response time of our email marketing services could damage our reputation, reduce customer satisfaction and decrease usage of our services.


If our system security is breached, our business and reputation could suffer.


     A fundamental requirement for online communications and transactions is the secure transmission of confidential information over public networks. Third parties may attempt to breach our security or that of our clients or their customers. Any breach in our online security could result in liability to our clients or their customers, damage to our reputation and harm to our business. Our servers are vulnerable to computer viruses or software programs that disable or impair computers, physical or electronic break-ins and similar disruptions, which could lead to loss of data. We may need to spend significant resources to license technologies to protect against security breaches or to address problems caused by a security breach.

If we are unable to license third-party technologies that we need to produce our ERM products and services, our business will be harmed.

     We are highly dependent on technologies we license from third parties to enable us to send email through the Internet and to offer a variety of database management and targeted marketing capabilities. The email marketing industry is rapidly evolving, and we may need to license additional technologies to remain competitive. We may not be able to license these technologies on commercially reasonable terms, or at all. The failure to license these technologies could adversely affect our ability to offer competitive email marketing products and services.

Increasing governmental regulation of electronic commerce and legal uncertainties could decrease demand for our email marketing service or increase our cost of doing business.

     We are subject not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to privacy and electronic commerce, including, without limitation, the Federal Childrens' Online Privacy Protection Act and the rules and regulations of the Federal Trade Commission related to this act. Although there are currently few of these laws and regulations, state, federal and foreign governments may adopt more of these laws and regulations. The adoption of new laws or the adaptation of existing laws to the Internet may decrease the growth in the use of the Internet, which could in turn decrease the demand for our email marketing services, increase our cost of doing business or otherwise harm our business. Federal, state, local and foreign governments are considering a number of legislative and regulatory proposals relating to Internet commerce. As a result, a number of laws or regulations may be adopted regarding:

*  user privacy;

*  the pricing and taxation of goods and services offered over the Internet;

*  intellectual property ownership; and

* the characteristics and quality of products and services offered over the Internet.

     In particular, a number of states have already passed statutes prohibiting unsolicited commercial email. A number of statutes have also been introduced in Congress and state legislatures to impose penalties for sending unsolicited emails which, if passed, could impose additional restrictions on our business. In addition, courts are increasing recognizing that unsolicited email distribution may be actionable as an illegal trespass for which the sender could be subject to monetary damages or injunctive relief.

     The application of existing laws to the Internet in areas such as property ownership, copyright, trademark and trade secrets is also uncertain. The recent growth of Internet commerce has been attributed by some to the lack of sales and value-added taxes on interstate sales of goods and services over the Internet. Numerous state and local authorities have expressed a desire to impose these taxes on sales to consumers and businesses in their jurisdictions. The Internet Tax Freedom Act of 1998 prevents imposition of these taxes through October
2001. If the federal moratorium on state and local taxes on Internet sales is not renewed, or if it is terminated before its expiration, sales of goods and services over the Internet could be subject to multiple overlapping tax schemes, which could substantially hinder the growth of Internet commerce, including the use of our email marketing products and services.

The Internet generates privacy concerns which could result in market perceptions or legislation which could result in reduced sales of our email marketing products and services.

     We gather and maintain data related to consumers' buying behavior. Recently, lawsuits have been brought alleging, among other things, that at least one company, which combines information from online and other sources regarding users, has improperly collected and used information concerning Internet users in violation of federal electronics privacy statutes and other privacy laws. The United States Federal Trade Commission has launched an informal inquiry to determine whether that company has engaged in unfair or deceptive practices in collecting and using information concerning Internet users. We may be sued or investigated regarding our practices. Any similar legal actions, whether against us or others, could limit our ability to sell our email marketing products and services or otherwise seriously harm our business.

     The perception of security and privacy concerns, whether or not valid, may inhibit market acceptance of our email marketing services. Privacy concerns may also cause consumers who use the Internet to decide not to opt in to receive email marketing. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify users that the data captured after visiting Web sites may be used to direct product promotions and advertising to that user. For example, the European Union recently enacted its own privacy regulations that may result in limits on the collection and use of some user information. The United States and other countries may adopt similar legislation or regulatory requirements. If privacy legislation is enacted or consumer privacy concerns are not adequately addressed, our business could be harmed.


We may be exposed to liability for information displayed on our Web sites or within their marketing partners' Web sites or their email messages.

     Because our email marketing services often require us to provide a connection to the Web sites of our clients and partners, we may be perceived as being associated with the content of these Web sites. We do not and cannot screen all of the content generated by our clients and partners. As a result, we may face claims for defamation, negligence, copyright, patent or trademark infringement and other proceedings based on the materials displayed on our clients' and partners' sites and their email messages. We may also suffer a loss of clients or damage to our reputation based on these legal proceedings. Furthermore, some foreign governments have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States.


              Risks Related to Our Desktop Software Business

Because we rely on sales of our desktop software to a limited number of retailers and distributors, our business could be harmed if these retailers and distributors cease doing business with us or significantly reduce the level of their purchases.

     We sell our desktop products principally to a limited number of major retailers and to distributors for resale to retailers. These sales have historically constituted, and may continue to constitute, a majority of our total revenues. For the year-ended December 31, 1999, one distributor accounted for 34% of our total revenues and another retailer accounted for 31% of our total revenues. None of our distributors or retailers has a minimum purchase obligation. The loss of, or significant reduction in, sales volume attributable to any of our principal distributors or retail accounts could materially and adversely affect our business. We could also be adversely affected if a channel for distribution of software other than the retail channel were to become a major vehicle for distributing software.

Our financial results could be harmed if we are unable to collect outstanding receivables.

    Our sales of desktop software products are made on unsecured credit terms, which means we do not hold collateral to secure payment. We maintain accounts receivable insurance that covers only a portion of our accounts and we may not be able to maintain or increase this insurance on acceptable terms or at all. The inability to collect any significant receivable in a timely manner could adversely affect our financial results.

significant returns of our desktop software products could adversely affect our operating results and financial condition.

     Distributors and retailers may return our desktop software products according tonegotiated terms or pursuant to any promotional terms that may be in effect. We also provide end-users with a 30-day money-back guarantee. Accordingly, we are exposed to the risk of product returns from retailers, distributors and end-users, particularly during times of product transition. In addition, promotional or other activities of competitors could cause returns to increase sharply at any time. We establish reserves based on estimated future returns of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of our products and other factors. Product returns that exceed our reserves could materially adversely affect our business.

If we fail to maintain relationships with our third-party service providers, suppliers and facilities, our desktop software business will be harmed.

     We rely on third-party service providers to perform most of our customer technical support and product assembly functions for our desktop software products. One independent firm provides substantially all customer technical support for our desktop software products. Our agreement with this firm may be terminated with or without cause on 60 days notice by either party. This firm also provides services to several larger companies, and demands from these companies or other factors could cause this firm to terminate its agreement with us. The unavailability of this firm to perform customer technical support for us would result in significant disruption to our operations, could lead to customer dissatisfaction and could have a material adverse effect on our business and operations. In addition, we rely on two printers for packaging and two assembly houses to assemble and package our desktop software products and have only limited sources for some of our supplies. We do not have contracts with these assembly houses or suppliers. All of our inventory of packaging components is maintained at third-party facilities. Our ability to assemble and package our products depends on continued relationships with these third parties. The failure of these third-party vendors to continue to provide supplies and services to us on a timely basis, or at all, could adversely affect our business.

Our success depends on postal regulations and availability of postal information.

     We have developed a line of mailing software products, which in the aggregate accounted for 16.4% of our total revenues in the year ended December 31, 1999 and 12.1% of our total revenues in the three months ended March 31, 2000, based on current United States Postal Service regulations. Changes in these regulations, which historically have occurred frequently, could necessitate updating these products or could eliminate or reduce the usefulness of these products. We license, from an independent third-party, address information software used in some of our desktop software products. We may not be able to maintain or renew our relationship with this third party and the software we license may not be error free or perform to our specifications or in accordance with Postal Service regulations. Significant changes in Postal Service regulations or the inability to maintain or renew our license agreement with the independent party on acceptable terms, or at all, could damage our business. We must also obtain Postal Service certification on a bi-monthly basis in order to supply updates to our end-users in a timely manner. We may not be able to continue to secure this certification on a timely basis, if at all, and the failure to do so could damage our business.

                   Risks Related to Our Overall Business

We expect to incur significant future operating losses.

     We incurred a net loss of $2.2 million for the year ended December 31, 1999 and a net loss of $2.2 million for the three months ended March 31, 2000. As of March 31, 2000, we had an accumulated deficit of $8.1 million. We expect to incur significant operating losses for the foreseeable future because we anticipate that our operating expenses relating to our email marketing business will increase more quickly than our total revenues. We rely to a significant extent on the revenues and cash flow generated from the sale of our desktop software products to fund the development and expansion of our email marketing strategy. Our ability to continue to do so would be harmed if we were to experience a decline in sales of our desktop software products. Our ability to achieve profitability in the future will depend upon our ability to continue development of new email marketing products and services, enhance our infrastructure and expand our customer base and brand awareness. To achieve these goals, we need to increase spending on product development, sales and marketing and technology. To the extent that our email marketing revenues do not significantly increase as a result of this increased spending, we may not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis in the future.

Our quarterly operating results are subject to significant fluctuations due to many factors, any of which could adversely affect our stock price.

     We have experienced, and may continue to experience, significant fluctuations in our quarterly operating results due to a variety of factors, many of which are outside our control. These factors include:

* the rate of growth of the use of the Internet as a medium for consumer and business communications and transactions, and the size and rate of growth of the market for email marketing products and services;

*  the rate of growth of sales of our ERM products and services;

* the timing and number of product enhancements and new product and services introductions by us and our competitors;

* the timing and number of email marketing campaigns conducted by our customers;

*  the timing and delivery of strategic alliance arrangements;

*  changes in pricing policies by us and our competitors;

*  our ability to upgrade and expand our infrastructure;

* technical difficulties or system downtime affecting use of our email marketing products or services;

* the seasonal nature of our desktop software business and our mail relationship management business;

* changes in the level of our operating expenses to support our growth;

* domestic and international regulation of email marketing, including privacy legislation;

* timing of the receipt of orders for our desktop software products from major retailer and distributor customers;

*  the amount of desktop software product returns;

*  cancellations or terminations by retail or distributor accounts;

*  reductions in shelf space for our desktop software products; and

*  delays in shipment of our desktop software products.

     Due to these factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful and should not be relied upon as an indication of our future performance. In addition, a significant portion of our operating expenses, particularly labor costs and rent, are relatively fixed, and planned expenditures are based, in part, on expectations with regard to future sales. As a result, we will likely be unable, or may elect not to, reduce spending quickly enough to offset any unexpected revenue shortfall.
In the event of a revenue shortfall or unanticipated expenses in any given quarter, our operating results may be below the expectations of securities analysts or investors. If this occurs, the market price of our common stock may decline significantly.

Intense competition could impair our ability to grow and achieve profitability.

     The market for email marketing products and services is intensely competitive and rapidly evolving. We expect competition to increase significantly in the future because of the attention the Internet has received as a means of advertising and direct marketing and because there are relatively low barriers to entry in our market. We also compete directly with publicly traded email service providers such as Digital Impact, MessageMedia and Exactis.com, as well as numerous private companies. We compete with the information technology departments of current and prospective clients who use in-house email systems to manage and deliver email marketing campaigns. We also compete with companies providing software and services for outsourced solutions such as email distribution, list management, reporting and bounce processing, email consulting and campaign analysis.

     The market for our desktop software products is also intensely competitive, and is characterized by pressure to reduce prices, capture limited retail shelf space, increase marketing and promotional activity, incorporate new features and release new product versions. The competition for retail shelf space is likely to increase. Failure to achieve and maintain unit sales volumes may result in loss of shelf space, which may, in turn, lead to further reductions in sales volumes. Existing software companies may broaden or enhance their product lines to compete with our desktop software products, and other potential new competitors, including computer hardware manufacturers, diversified media companies, and small business service companies, may enter or increase their focus on the small business software market, resulting in even greater competition.

     Many of our current and potential competitors in both the market for email marketing products and services and the desktop software market have longer operating histories, greater name recognition, larger customer bases, more diversified lines of products and services and significantly greater resources than we have. These competitors may be able to devote significant resources to sales and marketing, adopt more aggressive pricing policies and deliver superior solutions. If we are not able to compete effectively with our current or future competitors, our business would be harmed.

Our current products and services may become obsolete and unmarketable if we are not able to adequately respond to rapidly changing technology and customer demands.


     Our industry is characterized by rapid changes in technology and customer demands. As a result, our current products and services may quickly become obsolete and unmarketable. We believe that our future success depends in large part upon our ability to keep pace with competitive offerings and customer requirements, to adapt to new operating systems, hardware platforms, media and industry standards, and to provide additional functionality by enhancing our existing products and services and introducing new products and services on a timely and cost-effective basis. We may be unable to do this due to resource constraints or technological or other reasons. Any failure or delay in adapting to technological advances or emerging industry standards or developing, introducing or marketing new products and services could cause us to lose clients or fail to gain new clients. If this happens, our business could suffer and our stock price could decline.

Our business could be harmed if external coding contractors on which we depend compete with us or are not available to provide us with their coding services.

     We generally develop internally the specifications for both new products and updates of our existing products. From time to time, we also license third-party products that are complementary to our core product line. In addition to our own development team, we have relied on two independent firms to assist us with the coding of our desktop product software products. While we generally own the code that is developed by these firms, the base code used in developing our brochures and business cards products is owned by the third-party coder. With respect to these products, we hold an irrevocable, non-exclusive license to copy and distribute the executable code compiled from the base code and to make limited modifications. Although the agreements with these firms contain various protective terms, these provisions may not effectively protect our interests and third-party coders may develop or market products that compete with our products or services. Independent coders are in high demand, and independent coders, including those who have developed products for us in the past, may not be available to provide coding services to us in the future. In addition, we may not be able to obtain or renew coding or licensing agreements on favorable terms, or at all.

We may not be able to hire and retain the qualified personnel necessary to support our growth.

     The success of our business depends on the continued services of our key technical, sales and senior management personnel, particularly our president and chief executive officer Gregory W. Slayton, and our chief technical officer, Kentyn Reynolds. Any officer or employee can terminate his or her relationship with us at any time, and we do not maintain key man insurance policies for either Mr. Slayton or Mr. Reynolds. In addition, the future growth of our business will depend to a significant extent on our ability to attract and retain qualified, highly-skilled employees, particularly persons with marketing, Internet and information technology experience. Because of the recent substantial growth in email marketing and Internet related industries, Competition for these employees with technical, management, marketing, sales, product development and other specialized skills is intense. We may not be successful in attracting and retaining these personnel.

Our business would suffer if we are not able to manage our growth and implement our email marketing strategy.

We have experienced periods of growth that have placed, and are expected to continue to place, a significant strain on our financial, management, operational and other resources. Our ability to manage growth and execute our email marketing strategy effectively will require us to continue to improve our operational, financial and information management systems and controls on a timely basis. If our management is unable to manage growth, and expand our ability to offer email marketing products and services, our business could be harmed.

Our limited protection of intellectual property and proprietary rights may adversely affect our business.

We rely primarily on a combination of trademarks, copyright and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. These measures may not be adequate to prevent unauthorized use of our proprietary technology and other intellectual property rights. We have no patents. We do not include in our desktop software products any mechanism to prevent or inhibit unauthorized copying. Unauthorized copying occurs frequently within the software industry, and if a significant amount of unauthorized copying of our products were to occur, our business could be adversely affected. In addition, as the number of software products in the industry increases and the functionality of these products further overlaps, software developers and publishers may increasingly become subject to infringement claims. Third parties may assert infringement claims against us in the future with respect to current or future products. Use of third-party coders or publishing of licensed products may increase the risk of infringement. In the event that our third-party coders or licensors were to use infringing code in our products, we could be required to pay damages or be subject to an injunction to prevent us from shipping our products. The third-party coders' liability to us for any infringement of copyrights, trade secrets, or patents is contractually limited to amounts received from us. There has been substantial litigation regarding copyright, trademark and other intellectual property rights in our industry. Any claims or litigation, with or without merit, could be costly to defend or litigate and divert resources and our management's attention. Adverse determinations in any claim or litigation could also require us to pay damages or change our technologies.

Our growth may be impaired and our business may suffer if we do not successfully address risks associated with acquisitions.

     As part of our growth strategy, we may pursue the acquisition of businesses, technologies or products that are complementary to our business. We may encounter a number of risks associated with acquisitions that could harm our business, including the diversion of management's attention, the assimilation of the operations, technologies, products and personnel of the acquired companies, the amortization or write-off of acquired intangible assets and the potential loss of key employees or clients of acquired companies. Our failure to address these risks or unexpected difficulties encountered during expansion could harm our business.

We have implemented anti-takeover provisions that could delay or prevent a change in control that may offer you a premium.

     Various provisions of our certificate of incorporation and bylaws, our stockholder rights plan and Delaware law may have the effect of delaying or preventing changes in control or management, even if the change in control would be beneficial to you. These provisions may deprive you of an opportunity to sell your shares at a premium over prevailing prices. The potential inability of our stockholders to obtain a control premium could adversely affect the market price of our common stock.

                    Risks Related to Securities Markets

Our stock price has been volatile, and this volatility could result in substantial losses for individual stockholders.

    The market price of our common stock has been, and is likely to continue to be, volatile. Fluctuations in market price and volume are particularly common among securities of Internet and other technology companies. As a result, you may not be able to resell your shares at or above your purchase price. The market priceof our common stock may fluctuate significantly in response to the following factors, some of which are beyond our control:

*  quarterly fluctuations in our revenues or results of operations;

*  general conditions in the computer software and Internet industries;

*  announcements of new products and services by us or by our competitors;

* new regulations or interpretations of existing regulations applicable to our email marketing activities;

*  announcements of alliances by us or by our competitors;

*  system slowdowns or failure by us or by our competitors;

* changes in earnings estimates by securities analysts and in analyst recommendations; and

*  changes in market valuations of other Internet companies.

Substantial sales of our common stock could cause our stock price to fall.

    If our stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. These sales might also make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We currently provide our services to clients primarily in the United States. As a result, it is unlikely that our financial results would be directly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. All of our sales are currently denominated in United States dollars.

     Our exposure to market risk for changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investment portfolio. Given the short-term nature of these investments, we believe we are not subject to significant interest rate risk with respect to these investments. We currently have no interest bearing debt outstanding and we do not plan to use derivative financial instruments in our investment portfolio.

                       PART II. OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     In March 2000, we issued and sold an aggregate of 254,776 shares of our common stock in private placements to certain strategic and institutional investors for an average price per share of $20.61 (post split). We received proceeds in the aggregate amount of $5,250,000 from this issuance of common stock. In connection with these transactions, we also issued warrants entitling the investors to purchase an aggregate of 25,478 shares of common stock over a
three year period at an average per share price of $20.61 (post split).   The
issuance of the shares of common stock and the warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to
Section 4(2) thereof.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



           (a) Exhibit 27.    Financial Data Schedule.

           (b)	A report on Form 8-K under Item 5 with respect to the Stock Spilt was filed on March 22, 2000.

                                Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                           	ClickAction Inc.




Date: May  12, 2000	                        By: /s/Sharon S. Chiu
                                            -----------------------
                                   	        Sharon S. Chiu
                                            Chief Financial Officer