Form 10-Q
period 2000-06-30
CLICKACTION INC
filed 2000-08-14
CIK 944950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                          ____________________________


                                 FORM 10-Q

(Mark One)
 [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2000

                                    OR

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                      Commission File Number: 0-26008

                             CLICKACTION INC.
         (Exact name of registrant as specified in its charter)

  Delaware                                                    77-0195362
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
  of incorporation or organization)


                         2197 E. BAYSHORE ROAD
                             PALO ALTO, CA                 94303
              (Address of principal executive offices)   (Zip code)

       Registrant's telephone number, including area code:(650) 473-3600


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes [ X ]       No [  ]



  As of July 31, 2000, the registrant had 12,387,637 shares of common stock outstanding.

                               CLICKACTION INC.

                                  FORM 10-Q

                   For the Quarterly Period Ended June 30, 2000

                              Table of Contents


Part I.  Financial Information                                     	Page

 Item 1. Financial Statements

    a) Condensed Consolidated Balance Sheets as of
       June 30, 2000 and December 31, 1999                           3

    b)  Condensed Consolidated Statements of Operations              4
        for the three and six months ended June 30, 2000 and 1999

    c)  Condensed Consolidated Statements of Cash Flows for the      5
        six months ended  June 30, 2000 and 1999

    d)  Notes to Condensed Consolidated  Financial Statements        6

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        10

 Item 3. Quantitative and Qualitative Disclosures
         About Market Risk                                          25

Part II. Other Information

 Item 2. Changes in Securities and Use of Proceeds                  26

 Item 4. Submission of Matters to a Vote of Security Holders        26

 Item 6. Exhibits and Reports on Form 8-K                           27

Signatures                                                          28

                       Part I. Financial Information
                       Item 1. Financial Statements

                              CLICKACTION INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                   June 30, 2000 and December 31, 1999
                     (in thousands except share data)



                                        June 30,      December 31,
                                       ----------    --------------
                                          2000           1999
                                       ----------    --------------
                                       (Unaudited)    (Unaudited)
ASSETS
  Current assets:
    Cash and cash equivalents          $    10,588       $   3,214
    Accounts receivable, net                 7,174           6,633
    Inventories                              1,237           1,538
     Other current asset                       557             288
        Total current assets                19,556          11,673
Property and equipment, net                  4,593             780
  Other assets                                 168             197
                                      ------------       ----------
        Total assets                   $    24,317        $ 12,650
                                      ============       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Accounts payable                   $     3,082        $  3,309
    Accrued compensation                     1,163             745
    Other accrued liabilities                3,087           3,090
    Deferred revenues                          ---             193
                                         ---------        ---------
      Total current liabilities              7,332           7,337


Stockholders' equity:
    Preferred stock; $0.001 par value;
    2,000,000 shares authorized; none
    outstanding                                ----            ----
    Common stock; $0.001 par value;
      60,000,000 shares authorized
      (20,000,000 as of December 31, 1999);
      12,299,762 and 10,812,108
      shares issued and outstanding              12             11
    Additional paid-in capital               26,856         11,364
    Accumulated deficit                      (9,739)        (5,891)
    Deferred compensation                      (144)          (171)
                                           ---------      ---------
      Total stockholders' equity             16,985          5,313
                                           ---------      ---------
Total liabilities and stockholders'equity  $ 24,317       $ 12,650
                                          ==========      ==========

     See accompanying notes to condensed consolidated financial statements.


                               CLICKACTION INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      For the three and six months ended
                           June 30, 2000 and 1999
                                (Unaudited)
                    (in thousands except per share data)



                                   Three Months Ended     Six Months Ended
                                   ------------------     ----------------
                                   June 30,   June 30,    June 30, June 30,
                                     2000       1999        2000     1999
                                   --------   --------    -------- --------
Net desktop revenues                $4,814     $4,854      $9,706   $9,172
Email marketing services             2,031         56       3,145       75
                                   --------   --------    -------- --------
Gross revenues                      $6,845     $4,910     $12,851   $9,247
Cost of revenues                     1,879     $1,342       3,512    2,739
                                   --------   --------    -------- --------
  Gross profit                       4,966      3,568       9,339    6,508
                                   --------   --------    -------- --------


Operating expenses:
  Product development                2,477        714       4,111    1,341
  Sales and marketing                3,219      2,295       7,276    3,941
  General and administrative           990        710       1,906    1,312
                                   --------   --------    --------  -------
                                     6,686      3,719      13,293    6,594
                                   --------   --------    --------  -------
    Operating (loss)                (1,720)      (151)     (3,954)    (86)


Interest income, net                    64         56         105      122
                                   --------   --------    --------  -------
     Income (loss) before taxes     (1,656)       (95)     (3,849)      36
Income taxes expense                  ----         10        ----       19
                                   --------   --------    --------  -------
Net income (loss)                  ($1,656)     ($105)    ($3,849)     $17
                                   ========   ========    ========  =======


Basic net income (loss) per
share                               ($0.14)    ($0.01)     ($0.35)    $0.00
                                   ========   ========    ========  =======
Shares used in computing
  net income(loss) per share        11,541      9,663      11,150     9,634
                                   ========   ========    ========  =======

Diluted net income (loss) per share ($0.14)    ($0.01)     ($0.35)    $0.00
                                   ========   ========    ========  =======
Shares used in computing diluted
  net income (loss) per share       11,541      9,663      11,150    11,710
                                   ========   ========    ========  =======


        See accompanying notes to condensed consolidated financial statements.




                               CLICKACTION INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the six months ended June 30, 2000 and 1999
                                 (Unaudited)
                               (in thousands)



                                                        Six Months Ended
                                                            June 30,
                                                       ------------------

                                                         2000       1999
                                                       -------    -------
Cash flows from operating activities:

  Net (loss) income                                 $  (3,849)   $    17
  Adjustments to reconcile net (loss) income to net
  cash used for operating activities:
    Depreciation and amortization                         799        389
    Amortization of deferred compensation                  26         39
    Provision for returns and doubtful accounts        (1,380)       (82)
    Changes in operating assets and liabilities:
      Accounts receivable                                 840     (1,337)
      Inventories                                         301       (240)
      Other assets                                       (330)       (70)
      Accounts payable                                   (227)        84
      Accrued compensation                                418        (26)
      Deferred revenues                                  (193)     1,433
      Other accrued liabilities                            (4)      (517)
                                                       -------    -------
        Net cash used for operating activities         (3,599)      (310)
                                                       -------    -------

Cash flows from investing activities:


  Additions to property and equipment                  (4,469)      (280)
  Software production costs and other assets              (53)       (61)
                                                       -------    -------
        Net cash used for investing activities         (4,522)      (341)
                                                       -------    -------

Cash flows from financing activities:
  Proceeds from exercise of stock options                 989        830
  Proceeds from sales of common stock                  14,506       ----
                                                      --------    -------
         Net cash provided by financing activities     15,495        830
                                                      --------    -------

  Net increase in cash and cash equivalents             7,374        179

  Cash and cash equivalents at beginning of period      3,214      5,440
                                                      --------    -------
  Cash and cash equivalents at end of period        $  10,588   $  5,619
                                                    ==========  =========


     See accompanying notes to condensed consolidated  financial statements.



                               CLICKACTION INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows of ClickAction Inc. ("ClickAction" or the "Company") include all material adjustments necessary for their fair presentation. The interim results presented are not necessarily indicative of results for a full year. Certain re-classifications have been made for consistent presentation. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB, as amended on Form 10-KSBA, for the year ended December 31, 1999.

The accompanying condensed consolidated financial statements include the accounts of ClickAction and its wholly owned-subsidiary, MarketHome. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated statements.

2.  Per Share Computation

All common shares have been adjusted to reflect a two-for-one split effected in the form of a stock dividend on April 20, 2000 to all holders of the Company's common stock as of April 5, 2000. Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during each period presented. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and potential common stock using the treasury stock method, when dilutive. The difference between shares used for basic net income (loss) per share and diluted net income per share for the three-month and six-month period ended June 30, 2000 and the three-month period (loss) ended June 30, 1999 is comprised of the weighted average number of common stock options outstanding during these periods using the treasury stock method. A total of 4,645,094, and 2,061,052 outstanding stock options with weighted average exercise prices of $5.74 and $2.19 for the three-month ended June 30, 2000 and 1999, respectively, were not included in the computation of diluted loss per share because their effect would have been antidilutive. In addition, 551,834 shares of preferred stock, using the if-converted method, were not included in the computation of diluted loss per share for the three month period ended June 30, 1999 because their effect would have been antidilutive.

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


             Three Months Ended          Six Months Ended
               June 30, 1999               June 30, 1999
               -------------               -------------
Net revenues
  ClickAction    $  4,854                   $   9,172
  MarketHome           56                          75
                 --------                   ---------
Combined         $  4,910                   $   9,247
                 ========                   =========

                             CLICKACTION INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (CONTINUED)

4.  Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement
No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Earlier application of SFAS No.133, as amended by SFAS 138, issued in July, 2000 is encouraged but should not be applied retroactively to financial statements of prior periods. The Company expects that the adoption of this statement will not have a material impact on the Company's financial position, results of operations or cash flows since the Company does not currently hold derivative instruments or engage in hedging transactions.

In December 1999, the Securities and Exchange Commission, (or "SEC"), released Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, and amended by SAB No. 101A and SAB No. 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB
No. 101B that delayed the implementation of SAB 101. We have not determined the impact that SAB No. 101 will have on our financial statements and believe that such determination will not be meaningful until closer to the date of initial adoption.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of the Accounting Principals Board, or APB, Opinion No. 25. This Interpretation clarifies the application of APB Opinion 25 including:

* the definition of employee for purposes of applying APB Opinion 25;
* the criteria for determining whether a plan qualifies as a
* noncompensatory plan;
* the accounting consequence of various modifications to the
* terms of a previously fixed stock option or award; and
* the accounting for an exchange of stock compensation awards
* in a business combination

In general, this Interpretation is effective July 1, 2000. We do not expect the adoption of Interpretation No. 44 to have a material effect on our financial position or results of operations.

5.   Common Stock Issuance

In June and July 2000, we issued and sold an aggregate of 716,646 shares of our common stock in private placements to certain strategic and institutional investors for an average price per share of $14.07. We received proceeds in the aggregate amount of $10,081,431 from this issuance of common stock. In connection with these transactions, we also issued warrants entitling the investors to purchase an aggregate of 71,666 shares of common stock over a three
year period at an average per share price of $14.07.   The issuance of the
shares of common stock and the warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

                              CLICKACTION INC.

6.    Segment and Geographic Information

The Company is principally engaged in providing email relationship management products and services and developing, marketing and manufacturing a line of desktop software applications for small businesses and home offices. Commencing January 1, 2000, the Company combined the reporting of its annuity products and services with the reporting of its desktop applications. The Company identifies and evaluates such segments based principally upon the type of products or services sold. The accounting policies of these reportable segments are the same as those described for the consolidated entity. The Company evaluates the performance of its operating segments based on revenues, gross profit and segment operating income. The Company does not assess the performance of its segments on other measures of income or expense, such as depreciation and amortization, interest revenue and expense, income taxes or net income. In addition, as the Company's assets are primarily located in its corporate office in Palo Alto, California and not allocated to any specific segment, the Company does not produce reports for, or measure the performance of, its segments based on any asset-based metrics. Therefore, segment information is presented only for net revenues and operating income (loss).

The Company has not separately reported segment information on a geographic basis, as international sales represent less than 1% of net revenues to date.

The following segment information is provided for the quarters ended June 30, 2000 and 1999 (in thousands):


                             Segment Information
                     For the quarter ended June 30, 2000

                      Net Desktop       Email
                     Applications     Marketing     Total
                    -------------    ----------   ----------
Net revenues         $     4,814      $  2,031      $ 6,845
Cost of revenues           1,319           560        1,879
        Gross profit       3,495         1,471        4,966
Segment operating expenses 1,654         3,665        5,319
                     -----------      ---------      -------
Segment income (loss)$     1,841      $ (2,194)       (353)
                     ===========      =========

General and administrative expenses                   (990)
Bonus expense not allocated to segments               (377)
Interest income, net                                    64
                                               ------------
(Loss) before taxes, as reported               $    (1,656)
                                               =============


                                 CLICKACTION INC.


                               Segment Information
                     For the quarter ended June 30, 1999

                            Net Desktop         Email
                            Applications      Marketing        Total
                           -------------    ------------    --------
Net revenues               $   4,854         $   56         $  4,910
Cost of revenues               1,342             --            1,342
                           ---------     -----------        ---------
        Gross profit           3,512             56            3,568
Segment operating expenses     2,581            428            3,009
                           ---------     -----------        ---------
Segment income (loss)      $     931         $ (372)             559
                           =========     ===========

General and administrative expenses                             (710)
Interest income, net                                              56
                                                            ---------
(Loss) before taxes, as reported                            $    (95)
                                                            =========




                              Segment Information
                    For the six months ended June 30, 2000

                            Net Desktop         Email
                            Applications      Marketing             Total
                           -------------     ----------        -------------
Net revenues               $      9,706      $   3,145          $    12,851
Cost of revenues                  2,750            762                3,512
                           -------------     ----------        -------------
        Gross profit              6,956          2,383                9,339
Segment operating expenses        4,478          6,359               10,837
                           -------------     ----------        -------------
Segment income (loss)      $      2,478      $  (3,976)              (1,498)
                           =============     ==========

General and administrative expenses                                  (1,906)
Bonus expense not allocated to segments                                (550)
Interest income, net                                                    105
Loss before taxes, as reported                                 -------------
                                                               $     (3,849)
                                                               =============



                             Segment Information
                    For the six months ended June 30, 1999


                            Net Desktop          Email
                           Applications        Marketing            Total
                           ------------        ---------       -------------
Net revenues
                           $     9,172         $     75        $      9,247
Cost of revenues                 2,739               --               2,739
                           ------------        ---------       -------------
        Gross profit             6,433               75               6,508
Segment operating expenses       4,693              589               5,282
Segment income (loss)      $     1,740         $   (514)              1,226

General and administrative expenses                                  (1,312)
Interest income, net                                                    122
                                                               -------------
Income before taxes, as reported                               $         36
                                                               =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations along with our condensed consolidated financial statements and the related notes. In addition to historical information contained herein, the following discussion contains words such as "intends," "believes," "anticipates," "plans," "expects" and similar expressions which are intended to identify forward-looking statements that involve risks and uncertainties.
Our actual results could differ significantly from the results discussed in these forward-looking statements. Factors that could cause or contribute to these differences include the factors discussed below under "Factors Which May Impact Future Operating Results." You should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by federal securities laws, we do not intend to update any of the forward-looking statements after the date of this Form 10-Q to conform them to actual results or to reflect new information or changed circumstances.

Overview

We incorporated in 1986 and commenced sales of our desktop application software products in 1987. Following the acquisition of MarketHome in August 1999, we shifted our strategic focus to Web-based email relationship management, or ERM, products and services, although we continued to develop, market and manufacture our line of desktop software application programs for small businesses and home offices. During the three months ended June 30, 2000, we generated 70.3% of our total revenues from the sale of our desktop applications and 29.7% of our total revenues from the sale of our ERM products and services.

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

Effective January 1, 1998, we adopted Statement of Position (SOP) 97-2, Software Revenue Recognition, which superseded SOP 91-1 and provides guidance on generally accepted accounting principles for recognizing revenue on software transactions. Prior to 1998, we recognized revenue in accordance with SOP 91-1.Under SOP 91-1, revenue was recognized upon shipment of products provided there were no remaining significant obligations and collection was probable. We established reserves for estimated returns of product sales to distributors and retail dealers and accrued for estimated costs of providing customer support.

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

Results of Operations

Three Months Ended June 30, 2000 and 1999
-----------------------------------------

Total revenues for the three months ended June 30, 2000 increased $1.9 million, or 39%, to $6.8 million, compared with total revenues of $4.9 million for the corresponding period in 1999. The increase was due to increased sales of our Web-based ERM products and services. ERM revenues for the three months ended June 30, 2000 were $2.0 million, or 29.7% of total revenues, compared with ERM revenues of $56,000, or 1.1% of total revenues, for the corresponding period in 1999. Net desktop revenues for the three months ended June 30, 2000 were $4.8 million, or 70.3% of total revenues, compared with net desktop revenues of $4.9 million, or 98.8% of total revenues, for the corresponding period in 1999. Due to our shift in strategic focus, we expect revenues from our ERM products and services to increase as a percentage of total revenues in future periods.

Gross profit for the three months ended June 30, 2000 increased 39% to $5.0 million from $3.6 million in the corresponding period in 1999. Gross margin for the three months ended June 30, 2000 remained relatively flat at 72.6%, compared to 72.7% for the corresponding period in 1999. Our gross margins vary from period to period due primarily to changes in product mix, the direct cost associated with our ERM set-up activities and professional services, the timing and nature of promotional activities, changes in product return levels, and the amortization of capitalized software production costs.

Total operating expenses for the three months ended June 30, 2000 increased 80% to $6.7 million from $3.7 million for the corresponding period in 1999. The increase in operating expenses resulted primarily from the investment in product development and increased marketing and selling expenses related to our ERM products and services.

Product development expenses increased 247% to $2.5 million in the three months ended June 30, 2000 from $714,000 in the corresponding period in 1999. As a percentage of total revenues, product development expenses were 36.2% for the three months ended June 30, 2000 compared to 14.5% for the corresponding period in 1999. The increase in product development expenses was primarily due to the development of our email relationship management product. We expect our product development expenses to increase as a percentage of total revenues during the remainder of 2000 due to the continued development of our next generation of ERM products and services.

Sales and marketing expenses increased 40% to $3.2 million in the three months ended June 30, 2000 from $2.3 million for the corresponding period in 1999. As a percentage of total revenues, sales and marketing expenses were 47.0% for the three months ended June 30, 2000 compared to 46.7% for the corresponding period in 1999. Sales and marketing expenses increased principally as a result of higher marketing, client services and selling expenses associated with our ERM products and services. We expect our sales and marketing expenses to increase as a percentage of total revenues during the remainder of 2000 as we continue to expand and enhance our ERM products and services by building brand awareness and improving our client services and professional services infrastructure, as well as providing retail promotional activities for our desktop products.

General and administrative expenses increased 39% to $990,000 in the three months ended June 30, 2000 from $710,000 in the corresponding period in 1999. This increase was primarily a result of an increase in the headcount and infrastructure expenses to support our growth. As a percentage of total revenues, general and administrative expenses remained unchanged at 14.5% for the three months ended June 30, 2000 and 1999. We expect our general and administrative expenses to increase slightly as a percentage of total revenues for the remainder of 2000 to support our anticipated growth in ERM products and services.

Net interest income was $64,000 for the three months ended June 30, 2000 compared to $56,000 for the corresponding period in 1999. The increase was due primarily to higher average cash balances in the three months ended June 30, 2000 compared to the corresponding period in 1999.

We did not record any income tax expense for the three months ended June 30, 2000 since we had an operating loss for this period, compared to an income tax expense of $10,000 for the corresponding period in 1999.

As a result of the foregoing factors, we incurred a net loss for the three months ended June 30, 2000 of $1.7 million, compared to net loss of $105,000 in the corresponding period in 1999.

Six Months Ended June 30, 2000 and 1999
---------------------------------------

Total revenues for the six months ended June 30, 2000 increased $3.6 million, or 39%, to $12.9 million, compared with total revenues of $9.2 million for the corresponding period in 1999. The increase was due primarily to increased sales of our Web-based ERM products and services and, to a lesser extent, increased net desktop revenues. ERM revenues for the six months ended June 30, 2000 were $3.1 million, or 24.5% of total revenues, compared with ERM revenues of $75,000, or 0.8% of total revenues, for the corresponding period in 1999. Net desktop revenues for the six months ended June 30, 2000 were $9.7 million, or 75.5% of total revenues, compared with net desktop revenues of $9.2 million, or 99.2% of total revenues, for the corresponding period in 1999.

Gross profit for the six months ended June 30, 2000 increased 44% to $9.3 million from $6.5 million in the corresponding period in 1999. Gross margin for the six months ended June 30, 2000 was 72.7%, compared to 70.4% for the corresponding period in 1999. The increase was primarily due to the lower cost of goods associated with our ERM products and services.

Total operating expenses for the six months ended June 30, 2000 increased 102% to $13.3 million from $6.6 million for the corresponding period in 1999. The increase in operating expenses resulted primarily from the investment in product development and increased marketing and selling expenses related to our ERM products and services.

Product development expenses increased 207% to $4.1 million in the six months ended June 30, 2000 from $1.3 million in the corresponding period in 1999. As a percentage of total revenues, product development expenses were 32.0% for the six months ended June 30, 2000 compared to 14.5% for the corresponding period in 1999. The increase in product development expenses was primarily due to the development of our email relationship management product.

Sales and marketing expenses increased 85% to $7.3 million in the six months ended June 30, 2000 from $1.3 million for the corresponding period in 1999. As a percentage of total revenues, sales and marketing expenses were 56.6% for the six months ended June 30, 2000 compared to 42.6% for the corresponding period in 1999. Sales and marketing expenses increased principally as a result of higher marketing, client services and selling expenses associated with our ERM products and services.

General and administrative expenses increased 45% to $1.9 million in the six months ended June 30, 2000 from $3.9 million in the corresponding period in 1999. This increase was primarily a result of an increase in the headcount and infrastructure expenses to support our growth. As a percentage of total revenues, general and administrative expenses were 14.8% for the six months ended June 30, 2000 compared to 14.2% for the corresponding period in 1999.

Net interest income was $105,000 for the six months ended June 30, 2000 compared to $122,000 for the corresponding period in 1999. The decrease was due primarily to lower average cash balances in the six months ended June 30, 2000 compared to the corresponding period in 1999.

We did not record any income tax expense for the six months ended June 30, 2000 since we had an operating loss for this period, compared to an income tax expense of $19,000 for the corresponding period in 1999.

As a result of the foregoing factors, we incurred a net loss for the six months ended June 30, 2000 of $3.8 million, compared to net income of $17,000 in the corresponding period in 1999.

Liquidity and Capital Resources

Since inception, we have financed our activities almost exclusively from cash generated by operations and equity financings. Operating activities used cash of $3.6 million for the six months ended June 30, 2000 compared to a use of $310,000 for the corresponding period in 1999. Our cash and cash equivalents balance was $10.6 million on June 30, 2000. We have no interest bearing debt. We believe that our existing cash and cash that may be generated by our operations, together with our ability to obtain additional credit or equity financing, will be sufficient to meet our capital needs through 2001. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt instruments. The sale of additional equity or equity-related securities could result in additional dilution to our stockholders. In addition, we will from time to time consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. Financing may not be available in amounts or on terms acceptable to us, or at all.

In June and July 2000, we issued and sold an aggregate of 716,646 shares of our common stock in private placements to certain strategic and institutional investors. We received net proceeds in the amount of $10,081,431 from the issuance of these shares. In connection with these transactions, we also issued warrants for the purchase of 71,666 shares of our common stock with exercise prices equal to the fair market value of our common stock on the warrant issuance dates.

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

In December 1999, the Securities and Exchange Commission, (or "SEC"), released Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements, and amended by SAB No. 101A and SAB No. 101B, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB No. 101B that delayed the implementation of SAB 101. We have not determined the impact that SAB No. 101 will have on our financial statements and believe that such determination will not be meaningful until closer to the date of initial adoption.

In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of the Accounting Principals Board, or APB, Opinion No. 25. This Interpretation clarifies the application of APB Opinion 25 including:


* the definition of employee for purposes of applying APB Opinion 25;
* the criteria for determining whether a plan qualifies as a noncompensatory plan;
* the accounting consequence of various modifications to the terms of a previously fixed stock option or award; and
* the accounting for an exchange of stock compensation awards in a business combination

In general, this Interpretation is effective July 1, 2000. We do not expect the adoption of Interpretation No. 44 to have a material effect on our financial position or results of operations.


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

Following our acquisition of MarketHome in August 1999, we shifted our strategic focus to Web-based email marketing products and services. During the six months ended June 30, 2000, we derived only 24.5% of our total revenues from sales of our email relationship management products and services. Therefore, we have a limited operating history in email marketing upon which you can evaluate our business and future prospects. In addition, our management does not have past experience in email marketing. These factors make predicting our future operating results difficult.

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

We may be exposed to liability for information displayed on our Web sites or within our marketing partners' Web sites or their email messages.

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

We sell our desktop products principally to a limited number of major retailers and to distributors for resale to retailers. These sales have historically constituted, and may continue to constitute, a majority of our total revenues. One distributor accounted for 34% and 27% of our total revenues and another retailer accounted for 31% and 22% of our total revenues for the twelve months ended December 31, 1999 and six months ended June 30, 2000, respectively. None of our distributors or retailers has a minimum purchase obligation. The loss of, or significant reduction in, sales volume attributable to any of our principal distributors or retail accounts could materially and adversely affect our business. We could also be adversely affected if a channel for distribution of software other than the retail channel were to become a major vehicle for distributing software.

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

We have developed a line of mailing software products, which in the aggregate accounted for 16.4% of our total revenues in the year ended December 31, 1999 and 4.2% of our total revenues in the six months ended June 30, 2000, based on current United States Postal Service regulations. Changes in these regulations, which historically have occurred frequently, could necessitate updating these products or could eliminate or reduce the usefulness of these products. We license, from an independent third-party, address information software used in some of our desktop software products. We may not be able to maintain or renew our relationship with this third party and the software we license may not be error free or perform to our specifications or in accordance with Postal Service regulations. Significant changes in Postal Service regulations or the inability to maintain or renew our license agreement with the independent party on acceptable terms, or at all, could damage our business. We must also obtain Postal Service certification on a bi-monthly basis in order to supply updates to our end-users in a timely manner. We may not be able to continue to secure this certification on a timely basis, if at all, and the failure to do so could damage our business.

Risks Related to Our Overall Business

We expect to incur significant future operating losses.

 We incurred a net loss of $2.2 million for the year ended December 31, 1999 and a net loss of $3.8 million for the six months ended June 30, 2000. As of June 30, 2000, we had an accumulated deficit of $9.7 million. We expect to incur significant operating losses for the foreseeable future because we anticipate that our operating expenses relating to our email marketing business will increase more quickly than our total revenues. We rely to a significant extent on the revenues and cash flow generated from the sale of our desktop software products to fund the development and expansion of our email marketing strategy. Our ability to continue to do so would be harmed if we were to experience a decline in sales of our desktop software products. Our ability to achieve profitability in the future will depend upon our ability to continue development of new email marketing products and services, enhance our infrastructure and expand our customer base and brand awareness. To achieve these goals, we need to increase spending on product development, sales and marketing and technology. To the extent that our email marketing revenues do not significantly increase as a result of this increased spending, we may not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis in the future.


 Our quarterly operating results are subject to significant fluctuations due to many factors, any of which could adversely affect our stock price.


 We have experienced, and may continue to experience, significant fluctuations inour quarterly operating results due to a variety of factors, many of which are outside our control. These factors include:

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

* the seasonal nature of our desktop software business and our email relationship management business;

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

The market price of our common stock has been, and is likely to continue to be, volatile. Fluctuations in market price and volume are particularly common among securities of Internet and other technology companies. As a result, you may not be able to resell your shares at or above your purchase price. The market price of our common stock may fluctuate significantly in response to the following factors, many of which are beyond our control:
 * quarterly fluctuations in our revenues or results of operations;
 * general conditions in the computer software and Internet industries;
 * announcements of new products and services by us or by our competitors;
 * new regulations or interpretations of existing regulations applicable to our email marketing activities;
 * announcements of alliances by us or by our competitors;
 * system slowdowns or failure by us or by our competitors;
 * changes in earnings estimates by securities analysts and in analyst recommendations; and
 * changes in market valuations of other Internet companies.

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

                       Part II. Other Information


Item 2. Changes in Securities and Use of Proceeds

In June and July 2000, we issued and sold an aggregate of 716,646 shares of our common stock in private placements to certain strategic and institutional investors for an average price per share of $14.07. We received proceeds in the aggregate amount of $10,081,431 from this issuance of common stock. In connection with these transactions, we also issued warrants entitling the investors to purchase an aggregate of 71,666 shares of common stock over a three
year period at an average per share price of $14.07.   The issuance of the
shares of common stock and the warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of stockholders of ClickAction was held on May 18, 2000.

The matters voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

(1) The election of David P. Mans, Gregory W. Slayton, Gary J. Daichendt,
Howard M. Love, Jr., Edwin R. Niehaus, III, Donald F. Wood, and Emerick M. Woods as directors to hold office until the 2001 annual meeting of stockholders:

     Directors                  For                    Withheld
     ---------------------      ---------              --------
     David P. Mans              4,924,583              85,842
     Gregory W. Slayton         4,924,108              86,317
     Gary J. Daichendt          4,924,048              86,317
     Howard M. Love, Jr.        4,924,508              85,917
     Edwin R. Niehaus, III      4,924,308              86,117
     Donald F. Wood             4,924,508              85,917
     Emerick M. Woods           4,924,308              86,117

(2) Amendment to the Company's 1995 Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 1,500,000 shares:

    For: 2,207,710     Against: 624,523      Abstain: 19,859
    Non-Vote: 2,158,333

(3) Approval of the Company's 1999 Employee Stock Purchase Plan:

    For: 2,720,858  Against: 115,605  Abstain: 15,629
    Non-Vote: 2,158,333

(4) Amendment to the Company's Amended and Restated Certificate of Incorporation to increase the Authorized number of shares of the Company's Common Stock from 20,000,000 to 60,000,000:

    For: 4,763,631  Against: 232,680  Abstain: 14,114

(5) Ratification of the selection of KPMG LLP as independent auditors of the Company for its fiscal year ending December 31, 2000:

    For: 4,990,832  Against: 4,735    Abstain: 14,858

Item 6. Exhibits and reports on form 8-K

    (a) Exhibits

        Exhibit 3. Certificate of Amendment of Certificate of Incorporation of ClickAction Inc. filed with Secretary of Delaware on May 24, 2000.

        Exhibit 27.    Financial Data Schedule.

    (b) A report on Form 8-K under Item 5 with respect to the Private Placement was filed on June 29, 2000.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               	ClickAction Inc.

Date: Aug 14, 2000                             	By: /s/Sharon S. Chiu
                                                ---------------------
                                                Sharon S. Chiu
                                                Chief Financial Officer