Form 10-Q
period 2000-09-30
CLICKACTION INC
filed 2000-11-14
CIK 944950

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                             ____________________________


                                    FORM 10-Q

(Mark One)
 [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 2000

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


As of October 31,2000,the registrant had 12,488,686 shares of common stock outstanding.

                        CLICKACTION INC.

                          FORM 10-Q


       For the Quarterly Period Ended September 30, 2000

                       Table of Contents



Part I. Financial Information                                         Page

        Item 1. Financial Statements

             a)  Condensed Balance Sheets
                 as of September 30, 2000 and December 31, 1999         3

             b)  Condensed Statements of Operations for the three
	           and nine months ended September 30, 2000 and 1999           4

             c)  Condensed Statements of Cash Flows for the nine
	           months ended September 30, 2000 and 1999                    5

             d)  Notes to Condensed Financial Statements                6

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    10

        Item 3. Quantitative and Qualitative Disclosures
                About Market Risk                                      25


Part II. Other Information

        Item 6. Exhibits and Reports on Form 8-K                       26

Signatures                                                             27


                      Part I. Financial Information
                       Item 1. Financial Statements

                             CLICKACTION INC.
                         CONDENSED BALANCE SHEETS
                  September 30, 2000 and December 31, 1999
                      (in thousands except share data)



                                              September 30,       December 31,
                                                  2000                1999
                                              ------------      --------------
ASSETS                                          (Unaudited)       (Unaudited)
  Current assets:
    Cash and cash equivalents                   $   10,392         $   3,214
    Accounts receivable, net                         9,569             6,633
    Inventories                                      2,078             1,538
    Other current assets                               338               288
        Total current assets			                -----------        ----------
                                                    22,377            11,673

  Property and equipment, net                        4,494               780
  Other assets                                         427               197
        Total assets                           -----------        ------------
                                               $    27,298         $  12,650
                                               ===========        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
    Accounts payable                           $     4,089         $   3,309
    Accrued compensation                             1,069               745
    Other accrued liabilities                        4,325             3,090
    Deferred revenues                                 ----               193
      Total current liabilities                -----------        -------------
                                                     9,483             7,337

  Stockholders' equity:
    Preferred stock; $0.001 par value;
    2,000,000 shares authorized;
    none outstanding                                 -----             -----
    Common stock; $0.001 par value;
    60,000,000 shares authorized
    (20,000,000 as of December 31, 1999);
    12,456,855 and 10,812,108 shares
    issued and outstanding, respectively                12                11
    Additional paid-in capital                      28,217            11,364
    Accumulated deficit                            (10,283)           (5,891)
    Deferred compensation                             (131)             (171)
      Total stockholders' equity               ------------       -------------
                                                    17,815              5,313
                                               ------------       -------------
Total liabilities and stockholders' equity     $    27,298         $   12,650
                                               ============       =============


              See accompanying notes to condensed financial statements.


                               CLICKACTION INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                      For the three and nine months ended
                         September 30, 2000 and 1999
                                (Unaudited)
                      (in thousands except per share data)


                         Three Months Ended              Nine Months Ended
                   ------------------------------   ----------------------------
                    September 30,   September 30,   September 30,  September 30,
                        2000           1999             2000           1999
                    ------------    -------------   -------------   ------------
Net desktop revenues     $   5,381    $  4,943        $  15,087      $  14,115
Email marketing services     3,632         260            6,778            335
                         ---------    ---------       ---------      ----------
Gross revenues               9,013       5,203           21,865         14,450
Cost of revenues             2,503       1,368            6,016          4,107
                         ---------    ---------       ---------      ----------
  Gross profit               6,510       3,835           15,849         10,343
                         ---------    ---------       ---------      ----------

Operating expenses:
  Product development        2,401         747            6,512          2,088
  Sales and marketing        3,662       2,803           10,938          6,744
  General and administrative 1,120         904            3,026          2,216
  Merger related expenses     ----         232             ----            232
                         ---------    ---------       ---------      -----------
                             7,183       4,686           20,476         11,280
                         ---------    ---------       ---------      -----------
   Operating loss             (673)       (851)          (4,627)          (937)

Interest income, net           130          63              235            184
                         ---------    ---------       ---------      -----------
   Loss before taxes          (543)       (788)          (4,392)          (753)
Income tax expense             ----        ----             ----            19
                         ----------   ---------       ---------      -----------
Net loss                 $    (543)   $   (788)       $  (4,392)     $    (772)
                         ==========   =========       ==========     ===========

Basic and diluted net loss per share
                         $   (0.04)   $  (0.08)       $   (0.38)     $   (0.08)
                         ==========   =========       ==========     ===========
Shares used in computing basic and
diluted net loss per share
                            12,404      10,255            11,581         9,819
                         ==========   =========       ==========     ===========

           See accompanying notes to condensed financial statements.



                              CLICKACTION INC.
                     CONDENSED STATEMENTS OF CASH FLOWS
              For the nine months ended September 30, 2000 and 1999
                               (Unaudited)
                              (in thousands)

                                                    Nine Months Ended
                                                      September 30,
                                                 ------------------------
                                                    2000          1999
                                                 ----------     ---------
Cash flows from operating activities:
  Net loss                                      $   (4,392)   $     (772)
  Adjustments to reconcile net loss to net
  cash used for operating activities:
    Depreciation and amortization                    1,095           574
    Amortization of deferred compensation               39            59
    Provision for returns and doubtful accounts     (2,969)           51
    Changes in operating assets and liabilities:
      Accounts receivable                               33        (2,065)
      Inventories                                     (540)         (479)
      Other assets                                    (137)           (8)
      Accounts payable                                 780           626
      Accrued compensation                             324           158
      Other accrued liabilities                      1,235           610
      Deferred revenues                               (193)          130
                                                 ----------     ----------
       Net cash used for operating activities       (4,724)       (1,116)
                                                 ----------     ----------

Cash flows from investing activities:

  Additions to property and equipment               (4,624)         (363)
  Software production costs and other assets          (329)          (77)
                                                 ----------     ----------
       Net cash used for investing activities       (4,953)         (440)
                                                 ----------     ----------

Cash flows from financing activities:

  Proceeds from exercise of stock options            1,196           309
  Proceeds from sale of preferred stock               ----           668
  Proceeds from sales of common stock               15,659          ----
                                                 ----------      ---------
       Net cash provided by financing activities    16,855           977
                                                 ----------      ---------

  Net increase (decrease) in cash and cash equivalents
                                                     7,178          (579)
  Cash and cash equivalents at beginning of period
                                                     3,214         5,440
                                                ------------    ----------
  Cash and cash equivalents at end of period    $   10,392     $   4,861
                                                ============    ==========

          See accompanying notes to condensed  financial statements.


                                 CLICKACTION INC.
                       NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    Basis of Presentation

In the opinion of management, the accompanying unaudited condensed balance sheets, statements of operations, and statements of cash flows of ClickAction Inc. ("ClickAction" or the "Company") include all material adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for their fair presentation. The interim results presented are not necessarily indicative of results for a full year. Certain reclassifi-cations have been made for consistent presentation. For further information, refer to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB, as amended on Form 10-KSBA, for the year ended December 31, 1999.

2.    Per Share Computation

All common shares have been adjusted to reflect a two-for-one split effected in the form of a stock dividend on April 20, 2000 to all holders of the Company's common stock as of April 5, 2000. Basic net loss per share is computed using the weighted average number of common shares outstanding during each period presented. Diluted net loss per share is computed using the weighted average number of shares of common stock and potential common stock using the treasury stock method, when dilutive. A total of 4,887,846 and 2,914,936 outstanding stock options with weighted average exercise prices of $6.46 and $3.27 for the nine months ended September 30, 2000 and 1999, respectively, were not included in the computation of diluted loss per share because their effect would have been antidilutive.

3.    Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. In June 2000, the FASB issued SFAS 138, which amends SFAS 133 with regards to specific hedging risks, foreign-currency-dominated assets and liabilities, and inter-company derivatives. The Company believes the adoption of SFAS No. 133 will not have a material effect on its results of operations, financial position or cash flows. The Company will be required to implement SFAS 133 in the first quarter of fiscal 2001. This statement will be effective for the Company beginning January 1, 2001.

In December 1999, the Securities and Exchange Commission, ("SEC"), released Staff Accounting Bulletin, No. 101, Revenue Recognition in Financial Statements (SAB No. 101), and amended by SAB No. 101A and SAB No. 101B. These Staff Accounting Bulletins (SAB No. 101) provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB No. 101B that delayed the implementation of SAB 101 until October 1, 2000. We will assess the impact of the application of SAB 101 on our financial statements.

In March 2000, the Emerging Issues Task Force (EITF) published their consensus on EITF Issue No. 00-2, Accounting for Web Site Development Costs, which requires that costs incurred during the development of web site applications and infrastructure, involving developing software to operate the Web site, including graphics that affect the "look and feel" of the web page and all costs relating to software used to operate a web site should be accounted for under SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant

                               CLICKACTION INC.
                NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)

to FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. We adopted EITF Issue No. 00-2 in the quarter beginning on July 1, 2000. The adoption of EITF Issue No. 00-2 will not have a material effect on our financial position or results of operations.

In March 2000, the EITF published their consensus on EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. EITF Issue No. 00-3 states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The adoption of EITF Issue No. 00-3 will not have a material effect on our financial position or results of operations.

4.    Segment and Geographic Information

The Company is principally engaged in providing email relationship management products and services ("ERM") and developing, marketing and manufacturing a line of desktop software applications for small businesses and home offices. Commencing January 1, 2000, the Company combined the reporting of its annuity products and services with the reporting of its desktop applications. The Company identifies and evaluates such segments based principally upon the type of products or services sold. The accounting policies of these reportable segments are the same as those described for the consolidated entity. The Company evaluates the performance of its operating segments based on revenues, gross profit and segment operating income. The Company does not assess the performance of its segments on other measures of income or expense, such as depreciation and amortization, interest revenue and expense, income taxes or net income. In addition, as the Company's assets are primarily located in its corporate office in Palo Alto, California and are not allocated to any specific segment, the Company does not produce reports for, or measure the performance of, its segments based on any asset-based metrics. Therefore, segment information is presented only for net revenues and operating income (loss).

The Company has not separately reported segment information on a geographic basis, as international sales represent less than 1% of net revenues to date.

The following segment information is provided for the three months and nine months ended September 30, 2000 and 1999 (in thousands):


                             Segment Information
                   For the three months ended September 30, 2000
                   ---------------------------------------------

                          Net Desktop         Email Marketing
                            Revenue              Services            Total
                         -------------        ---------------     ------------
Net revenues              $    5,381          $      3,632        $     9,013
Cost of revenues               1,557                   946              2,503
                         -------------        --------------      ------------
    Gross profit               3,824                 2,686              6,510
Segment operating expenses     1,937                 4,126              6,063
                         -------------        --------------      ------------
Segment income (loss)     $    1,887          $     (1,440)               447
                         =============        ===============

General and administrative expenses                                    (1,066)
Compensation expense not allocated to segments                            (54)
Interest income, net                                                      129
                                                                  ------------
Loss before taxes, as reported                                    $      (543)
                                                                  =============

                                CLICKACTION INC.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS (CONTINUED)


                              Segment Information
                  For the three months ended September 30, 1999
                  ---------------------------------------------

                          Net Desktop         Email Marketing
                             Revenue             Services             Total
                          -----------         ---------------       ------------
Net revenues              $     4,943         $         260        $     5,203
Cost of revenues                1,359                     9              1,368
                          -----------         ---------------       ------------
       Gross profit             3,584                   251              3,835
Segment operating expenses      2,671                   879              3,550
                          -----------         ---------------       ------------
Segment income (loss)     $       914         $        (628)               285
                          ===========         ===============

General and administrative expenses                                       (905)
Merger related expenses                                                   (232)
Interest income, net                                                        63
                                                                   -------------
Loss before taxes, as reported                                     $      (788)
                                                                   =============



                                Segment Information
                  For the nine months ended September 30, 2000
                  --------------------------------------------

                          Net Desktop        Email Marketing
                            Revenue             Services            Total
                          -----------        ---------------      -----------
Net revenues              $   15,087         $       6,778        $   21,865
Cost of revenues               4,307                 1,709             6,016
                          -----------        ---------------      -----------
        Gross profit          10,780                 5,069            15,849
Segment operating expenses     6,415                10,486            16,900
                          -----------        ---------------      -----------
Segment income (loss)     $    4,366         $      (5,417)          ( 1,051)
                          ===========        ===============
General and administrative expenses                                   (2,972)
Compensation expense not allocated to segments                          (604)
Interest income, net                                                     235
                                                                 ------------
Loss before taxes, as reported                                    $   (4,392)
                                                                 ============

<CAPION>

                                 Segment Information
                    For the nine months ended September 30, 1999
                    --------------------------------------------

                         Net Desktop         Email Marketing
                           Revenue               Services           Total
                         -----------         ---------------      -----------
Net revenues             $    14,115         $       335          $   14,450
Cost of revenues               4,098                   9               4,107
                         -----------         ---------------      -----------
     Gross profit             10,017                 326              10,343
Segment operating expenses     7,363               1,468               8,832
                         -----------         ---------------      -----------
Segment income (loss)    $     2,654         $    (1,142)              1,512
                         ===========         ===============
General and administrative expenses                                   (2,217)
Merger related expenses                                                 (232)
Interest income, net                                                     184
                                                                  ------------
Loss before taxes, as reported                                    $     (753)

                                                                  =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations along with our condensed financial statements and the related notes. In addition to historical information contained herein, the following discussion contains words such as "intends," "believes," "anticipates," "plans," "expects" and similar expressions which are intended to identify forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in these forward-looking statements. Factors that could cause or contribute to these differences include the factors discussed below under "Factors Which May Impact Future Operating Results." You should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by federal securities laws, we do not intend to update any of the forward-looking statements after the date of this Form 10-Q to conform them to actual results or to reflect new information or changed circumstances.

Overview

We incorporated in 1986 and commenced sales of our desktop application software products in 1987. Following the acquisition of MarketHome in August 1999, we shifted our strategic focus to Web-based email relationship management, or ERM, products and services, although we continued to develop, market and manufacture our line of desktop software application programs for small businesses and home offices. During the three months ended September 30, 2000, we generated 59.7% of our total revenues from the sale of our desktop applications and 40.3% of our total revenues from the sale of our ERM products and services.

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

Results of Operations

Three Months Ended September 30, 2000 and 1999
----------------------------------------------

Total revenues for the three months ended September 30, 2000 increased $3.8 million, or 73%, to $9.0 million, compared with total revenues of $5.2 million for the corresponding period in 1999. The increase was primarily due to increased sales of our Web-based ERM products and services. ERM revenues for the three months ended September 30, 2000 were $3.6 million, or 40.3% of total revenues, compared with ERM revenues of $260,000, or 5.0% of total revenues, for the corresponding period in 1999. Net desktop revenues for the three months ended September 30, 2000 were $5.4 million, or 59.7% of total revenues, compared with net desktop revenues of $4.9 million, or 95.0% of total revenues, for the corresponding period in 1999. Due to our shift in strategic focus, we expect revenues from our ERM products and services to increase as a percentage of total revenues in future periods.

Gross profit for the three months ended September 30, 2000 increased 70% to $6.5 million from $3.8 million in the corresponding period in 1999. Gross margin for the three months ended September 30, 2000 was 72.2%, compared to 73.7% for the corresponding period in 1999. The decrease in gross margin was primarily due to the cost of sales associated with ERM products and services as well as the higher promotional cost of sales of the desktop applications. Our gross margins vary from period to period due primarily to changes in product mix, the direct cost associated with our ERM set-up activities and professional services, the timing and nature of promotional activities, changes in product return levels, and the amortization of capitalized software production costs.

Total operating expenses for the three months ended September 30, 2000 increased 53% to $7.2 million from $4.7 million for the corresponding period in 1999. The operating expenses for the three months ended September 30, 1999 also included one-time merger related expenses of $232,000 in connection with the acquisition of MarketHome in August 1999. The increase in operating expenses resulted primarily from the investment in product development and increased marketing and selling expenses related to our ERM products and services.

Product development expenses increased 221% to $2.4 million in the three months ended September 30, 2000 from $747,000 in the corresponding period in 1999. As a percentage of total revenues, product development expenses were 26.6% for the three months ended September 30, 2000 compared to 14.4% for the corresponding period in 1999. The increase in product development expenses was primarily due to the development of our email relationship management product. We expect our product development expenses to increase as a percentage of total revenues during the remainder of 2000 due to the continued development of our next generation of ERM products and services.

Sales and marketing expenses increased 31% to $3.7 million in the three months ended September 30, 2000 from $2.8 million for the corresponding period in 1999. As a percentage of total revenues, sales and marketing expenses were 40.6% for the three months ended September 30, 2000 compared to 53.9% for the corresponding period in 1999. Sales and marketing expenses decreased as a percent of revenues primarily as a result of marketing expenses associated with the change of our corporate name and shift of our product strategy in 1999. We expect our sales and marketing expenses to remain flat or slightly higher as a percentage of total revenues during the remainder of 2000 as we continue to expand and enhance our ERM products and services by building brand awareness and improving our client services and professional services infrastructure, as well as providing retail promotional activities for our desktop products.

General and administrative expenses increased 24% to $1.1 million in the three months ended September 30, 2000 from $904,000 in the corresponding period in 1999.This increase was primarily a result of an increase in the headcount and infrastructure expenses to support our growth. As a percentage of total revenues, general and administrative expenses were 12.4% for the three months ended September 30, 2000 compared to 17.4% for the corresponding period in 1999. We expect our general and administrative expenses to increase slightly as a percentage of total revenues for the remainder of 2000 to support our anticipated growth in ERM products and services. In addition, there was $232,000 of one-time merger-related expenses associated with the acquisition of MarketHome in August 1999 in the three months ended September 30, 1999.

Net interest income was $130,000 for the three months ended September 30, 2000 compared to $63,000 for the corresponding period in 1999. The increase was due primarily to higher average cash balances in the three months ended September 30, 2000 compared to the corresponding period in 1999.

We did not record any income tax expense for the three months ended September 30, 2000 and 1999.

As a result of the foregoing factors, we incurred a net loss for the three months ended September 30, 2000 of $543,000, compared to net loss of $788,000 in the corresponding period in 1999.

Nine Months Ended September 30, 2000 and 1999
---------------------------------------------

Total revenues for the nine months ended September 30, 2000 increased $7.4 million, or 51%, to $21.9 million, compared with total revenues of $14.5 million for the corresponding period in 1999. The increase was due primarily to increased sales of our Web-based ERM products and services and, to a lesser extent, increased net desktop revenues. ERM revenues for the nine months ended September 30, 2000 were $6.8 million, or 31.0% of total revenues, compared with ERM revenues of $335,000, or 2.3% of total revenues, for the corresponding period in 1999. Net desktop revenues for the nine months ended September 30, 2000 were $15.1 million, or 69.0% of total revenues, compared with net desktop revenues of $14.1 million, or 97.7% of total revenues, for the corresponding period in 1999.

Gross profit for the nine months ended September 30, 2000 increased 53% to $15.8 million from $10.3 million in the corresponding period in 1999. Gross margin for the nine months ended September 30, 2000 was 72.5%, compared to 71.6% for the corresponding period in 1999. The increase was primarily due to the lower cost of goods associated with our ERM products and services.

Total operating expenses for the nine months ended September 30, 2000 increased 81.5% to $20.5 million from $11.3 million for the corresponding period in 1999. The increase in operating expenses resulted primarily from the investment in product development and increased marketing and selling expenses related to our ERM products and services.

Product development expenses increased 212% to $6.5 million in the nine months ended September 30, 2000 from $2.1 million in the corresponding period in 1999. As a percentage of total revenues, product development expenses were 29.8% for the nine months ended September 30, 2000 compared to 14.4% for the corresponding period in 1999. The increase in product development expenses was primarily due to the development of our email relationship management product.

Sales and marketing expenses increased 62% to $10.9 million in the nine months ended September 30, 2000 from $6.7 million for the corresponding period in 1999. As a percentage of total revenues, sales and marketing expenses were 50.0% for the nine months ended September 30, 2000 compared to 46.7% for the corresponding period in 1999. Sales and marketing expenses increased principally as a result of higher marketing, client services and selling expenses associated with our ERM products and services.

General and administrative expenses increased 37% to $3.0 million in the nine months ended September 30, 2000 from $2.2 million in the corresponding period in 1999. This increase was primarily a result of an increase in the headcount and infrastructure expenses to support our growth. As a percentage of total revenues, general and administrative expenses were 13.8% for the nine months ended September 30, 2000 compared to 15.3% for the corresponding period in 1999. In addition, there is a one-time merger related expense of $232,000 associated with the acquisition of MarketHome in August 1999 in the nine months ended September 30, 1999.

Net interest income was $235,000 for the nine months ended September 30, 2000 compared to $184,000 for the corresponding period in 1999. The increase was due primarily to higher average cash balances in the nine months ended September 30, 2000 compared to the corresponding period in 1999.

We did not record any income tax expense for the nine months ended September 30, 2000 since we had an operating loss for this period, compared to an income tax expense of $19,000 for the corresponding period in 1999.

As a result of the foregoing factors, we incurred a net loss for the nine months ended September 30, 2000 of $4.4 million, compared to net loss of $772,000 in the corresponding period in 1999.

Liquidity and Capital Resources

Since inception, we have financed our activities almost exclusively from cash generated by operations and equity financings. Operating activities used cash of $4.7 million for the nine months ended September 30, 2000 compared to a use of $1.1 million for the corresponding period in 1999. Our cash and cash equivalents balance was $10.4 million on September 30, 2000. We have no interest bearing debt. We believe that our existing cash and cash that may be generated by our operations, together with our ability to obtain additional credit or equity financing, will be sufficient to meet our capital needs through 2001. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt instruments. The sale of additional equity or equity-related securities could result in additional dilution to our stockholders. In addition, we will from time to time consider the acquisition of or investment in complementary businesses, products, services and technologies, which might impact our liquidity requirements or cause us to issue additional equity or debt securities. Financing may not be available in amounts or on terms acceptable to us, or at all.

Stock Spilt

On March 22, 2000, our Board of Directors approved a two-for-one stock split in the form of a stock dividend, effected on April 20, 2000 to all holders of our common stock as of April 5, 2000 (the "Stock Split"). The accompanying condensed financial statements have been adjusted to reflect the Stock Split.
Recent Accounting Pronouncements

Recent Accounting Pronouncement

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which defers the implementation of SFAS 133. In June 2000, the FASB issued SFAS 138, which amends SFAS 133 with regards to specific hedging risks, foreign-currency-dominated assets and liabilities, and inter-company derivatives. The Company believes the adoption of SFAS No. 133 will not have a material effect on its results of operations, financial position or cash flows. The Company will be required to implement SFAS 133 in the first quarter of fiscal 2001. This statement will be effective for the Company beginning January 1, 2001.

In December 1999, the Securities and Exchange Commission, ("SEC"), released Staff Accounting Bulletin, No. 101, Revenue Recognition in Financial Statements (SAB No. 101), and amended by SAB No. 101A and SAB No. 101B. These Staff Accounting Bulletins (SAB No. 101) provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB No. 101B that delayed the implementation of SAB 101 until October 1, 2000. We will assess the impact of the application of SAB 101 on our financial statements.

In March 2000, the Emerging Issues Task Force (EITF) published their consensus on EITF Issue No. 00-2, Accounting for Web Site Development Costs, which requires that costs incurred during the development of web site applications and infrastructure, involving developing software to operate the Web site, including graphics that affect the "look and feel" of the web page and all costs relating to software used to operate a web site should be accounted for under SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. However, if a plan exists or is being developed to market the software externally, the costs relating to the software should be accounted for pursuant to FASB Statement No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed. We adopted EITF Issue No. 00-2 in the quarter beginning on July 1, 2000. The adoption of EITF Issue No. 00-2 will not have a material effect on our financial position or results of operations.

In March 2000, the EITF published their consensus on EITF Issue No. 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware. EITF Issue No. 00-3 states that a software element covered by SOP 97-2 is only present in a hosting arrangement if the customer has the contractual right to take possession of the software at any time during the hosting period without significant penalty and it is feasible for the customer to either run the software on its own hardware or contract with another party unrelated to the vendor to host the software. The adoption of EITF Issue No. 00-3 will not have a material effect on our financial position or results of operations.

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

 	Following our acquisition of MarketHome in August 1999, we shifted our strategic focus to Web-based email marketing products and services. During the nine months ended September 30, 2000, we derived only 31.0% of our total revenues from sales of our email relationship management products and services. Therefore, we have a limited operating history in email marketing upon which you can evaluate our business and future prospects. In addition, our management does not have past experience in email marketing. These factors make predicting our future operating results difficult.

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

 	In particular, a number of states have already passed statutes prohibiting unsolicited commercial email. A number of statutes have also been introduced in Congress and state legislatures to impose penalties for sending unsolicited emails which, if passed, could impose additional restrictions on our business.
In addition, courts are increasingly recognizing that unsolicited email distribution may be actionable as an illegal trespass for which the sender could be subject to monetary damages or injunctive relief.

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

 	We sell our desktop products principally to a limited number of major retailers and to distributors for resale to retailers. These sales have historically constituted, and may continue to constitute, a majority of our total revenues. One distributor accounted for 34% and 38% of our total revenues and another retailer accounted for 31% and 7% of our total revenues for the twelve months ended December 31, 1999 and nine months ended September 30, 2000, respectively. None of our distributors or retailers has a minimum purchase obligation. The loss of, or significant reduction in, sales volume attributable to any of our principal distributors or retail accounts could materially and adversely affect our business. We could also be adversely affected if a channel for distribution of software other than the retail channel were to become a major vehicle for distributing software.

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

 	We have developed a line of mailing software products, which in the aggregate accounted for 16.4% of our total revenues in the year ended December 31, 1999 and 8.6% of our total revenues in the six months ended September 30, 2000, based on current United States Postal Service regulations. Changes in these regulations, which historically have occurred frequently, could necessitate updating these products or could eliminate or reduce the usefulness of these products. We license, from an independent third-party, address information software used in some of our desktop software products. We may not be able to maintain or renew our relationship with this third party and the software we license may not be error free or perform to our specifications or in accordance with Postal Service regulations. Significant changes in Postal Service regulations or the inability to maintain or renew our license agreement with the independent party on acceptable terms, or at all, could damage our business. We must also obtain Postal Service certification on a bi-monthly basis in order to supply updates to our end-users in a timely manner. We may not be able to continue to secure this certification on a timely basis, if at all, and the failure to do so could damage our business.

                    Risks Related to Our Overall Business

We may incur significant future operating losses.

 	We incurred a net loss of $2.2 million for the year ended December 31, 1999 and a net loss of $4.4 million for the nine months ended September 30,2000. As of September 30, 2000, we had an accumulated deficit of $10.3 million. While we expect to realize nominal operating income in the foreseeable future because we anticipate that our operating revenues relating to our email marketing business and desktop software business will exceed our total operating expenses, we may incur significant future operating losses if our operating revenue declines or fails to grow as quickly as our operating expenses. We rely to a significant extent on the revenues and cash flow generated from the sale of our desktop software products to fund the development and expansion of our email marketing strategy. Our ability to continue to do so would be harmed if we were to experience a decline in sales of our desktop software products. Our ability to achieve profitability in the future will depend upon our ability to continue development of new email marketing products and services, enhance our infrastructure and expand our customer base and brand awareness. To achieve these goals, we need to increase spending on product development, sales and marketing and technology. To the extent that our email marketing revenues do not significantly increase as a result of this increased spending, we may not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis in the future.

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

 	We generally develop internally the specifications for both new products and updates of our existing products. From time to time, we also license third-arty products that are complementary to our core product line. In addition to our own development team, we have relied on two independent firms in the past to assist us with the coding of our desktop product software products. While we enerally own the code that is developed by these firms, the base code used in developing our brochures and business cards products is owned by the third-party coder. With respect to these products, we hold an irrevocable, non-exclusive license to copy and distribute the executable code compiled from the base code and to make limited modifications. Although the agreements with these firms contain various protective terms, these provisions may not effectively protect our interests and third-party coders may develop or market products that compete with our products or services. Independent coders are in high demand, and independent coders, including those who have developed products for us in the past, may not be available to provide coding services to us in the future. In addition, we may not be able to obtain or renew coding or licensing agreements on favorable terms, or at all.

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

 	The market price of our common stock has been, and is likely to continue to be, volatile. Fluctuations in market price and volume are particularly common among securities of Internet and other technology companies. As a result, you may not be able to resell your shares at or above your purchase price. The market price of our common stock may fluctuate significantly in response to the following factors, many of which are beyond our control:

* quarterly fluctuations in our revenues or results of operations;
* general conditions in the computer software and Internet industries;
* announcements of new products and services by us or by our competitors;
* new regulations or interpretations of existing regulations applicable to our email marketing activities;
* announcements of alliances by us or by our competitors;
* system slowdowns or failure by us or by our competitors;
* changes in earnings estimates by securities analysts and in analyst recommen-dations; and
* changes in market valuations of other Internet companies.

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

                            Part II. Other Information


Item 6. Exhibits and reports on form 8-K

    (a) Exhibits

        Exhibit 27.    Financial Data Schedule.

    (b) A report on Form 8-K under Item 5 with respect to quarterly stockholder letter was filed on July 26, 2000.

                             Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






	                                              ClickAction Inc.




Date: Nov 14, 2000	                            By: /s/Sharon S. Chiu
                                               ----------------------
      	                                              Sharon S. Chiu
                                                      Chief Financial Officer