Form 10-K
period 2000-12-31
CLICKACTION INC
filed 2001-03-30
CIK 944950

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number: 0-26008

                                CLICKACTION INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                      77-0195362
           --------                                      ----------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
          Incorporation)

                              2197 E. Bayshore Road
                           Palo Alto, California 94303
                    (Address of Principal Executive Offices)

                                 (650) 473-3600
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $0.001 per share
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Based on the closing price of $6.56 on February 28, 2001, the aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 2001 was $82,400,475. The number of shares outstanding of the registrant's common stock as of February 28, 2001 was 12,561,048.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant's definitive Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference into Part III.

                                TABLE OF CONTENTS

                                                                                        Page No.
                                     PART 1

Item 1.  Business                                                                           3

Item 2.  Properties                                                                        24

Item 3.  Legal Proceedings                                                                 24

Item 4.  Submission of Matters to a Vote of Security Holders                               24

                                     PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters             25

Item 6.  Selected Consolidated Financial Data                                              26

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                             27

Item 7A. Quantitative and Qualitative Disclosure About Market Risk                         32

Item 8.  Financial Statements and Supplementary Data                                       32

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                              32

                                    PART III
Item 10. Directors and Executive Officers of the Registrant                                33

Item 11. Executive Compensation                                                            34

Item 12. Securities of Ownership of Certain Beneficial Owners and Management               34

Item 13. Certain Relationships and Related Transactions                                    34

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                  35

Signatures                                                                                 36

Consolidated Financial Statements                                                          38

Exhibits and Schedules                                                                     58

                                     PART I

Item 1.  Business

Overview

We are a leading provider of permission-based email relationship management, or ERM, products and services that enable businesses to develop and enhance one-to-one customer relationships through targeted email marketing campaigns. Our ERM solution is permission-based, which means that our clients send emails only to customers and potential customers who have provided their email addresses and explicitly asked to receive information on specific subjects, brands, services or products. Our clients typically use our ERM solution to send content rich emails that inform these customers about new products, sales and promotions, specified items of interest and corporate events.

Our ERM solution also allows our clients to collect and profile customer data and, based on this information, personalize their permission-based email marketing campaigns. Because our clients are provided with real-time access to the results of each email marketing campaign, they can easily test the effectiveness of each promotion prior to full-scale deployment and they can make adjustments to increase the response rate of future email marketing campaigns.

Since our incorporation in 1986, we have also offered a line of desktop application products consisting of small business productivity software and services. In late 2000, we put all our desktop application-related operations under our newly formed division, Elibrium. Our Elibrium products provide users with powerful, easy-to-learn and easy-to-use tools for mail list management, postage savings, Web page design, creation of brochures, stationery, postcards, labels, invoices and estimates and tools for downloading on-line prospects lists over the Internet through our MyProspects.com Web site. In late 2000, we launched a series of products under the Elibrium name offering Internet-based applications provided by third-party application service provider, or ASP, partners targeted to small businesses. Revenues generated from our sale of desktop application software products represented approximately 64% of our net revenues for the year ended December 31, 2000 compared with 94.9% of our total revenues for the year ended December 31, 1999. We expect this percentage to continue to decrease as the revenues from our ERM business increases at a higher rate.

Industry Background

The Growth of Ecommerce and Email

The Internet has rapidly become a significant global medium for commerce and communications. International Data Corporation, a leading technology research organization, estimates that the number of Internet users worldwide will grow from approximately 97 million at the end of 1998 to approximately 320 million by the end of 2002. The unique characteristics of the Internet, including its wide accessibility and vast information resources, have created new commercial opportunities for retailers and advertisers. The Internet enables online retailers to provide increased product information, a broader selection of merchandise and greater convenience to consumers, while reducing overhead costs through greater economies of scale and eliminating the need for a physical presence in local markets. These benefits, combined with the significant growth in Internet use, have caused significant growth in online consumer spending. International Data Corporation estimates that worldwide commerce over the Internet, commonly referred to as ecommerce, will increase from approximately $50 billion in 1998 to $1.3 trillion in 2003.

Increased use of the Internet has also resulted in the widespread adoption of email as a standard and reliable communications medium. International Data Corporation estimates that the number of electronic mailboxes worldwide will grow from approximately 240 million in 1998 to over 590 million by 2003, and that the number of emails sent annually will increase from 809 billion to 4.8 trillion during the same period. This continued growth in the use of email reflects its cost-effectiveness, speed of delivery and ability to send increasingly complex files and attachments, such as documents and multimedia, at any time and from any location with Internet access.

The Growth of Email Direct Marketing

The online direct marketing industry is growing rapidly. Email marketing and customer relationship management are two of the key components of this industry. The Direct Marketing Association (DMA) projects that direct marketing expenditures will increase from $160 billion in 1998 to $220 billion in 2003. While currently only a relatively small percentage of direct marketing efforts is conducted online, this percentage is expected to increase significantly in the near future. Jupiter Communications projects that U.S. marketers will send 268 billion emails per year by 2005. Based on the our internal research and study, we believe that permission-based email marketing and customer relationship management will experience the most rapid growth within the online direct marketing category because of its cost effectiveness, the responsiveness of the one-to-one communication it provides and the need for businesses in a tightened economy to conserve revenues by retaining existing customers and increasing their returns on their marketing investments.

Advantages of Permission-Based Email Marketing Compared to Traditional Marketing Media

Permission-based email marketing allows businesses to market their products in a manner not possible in traditional direct marketing media such as catalogs and direct mailings. Unlike unsolicited and untargeted email promotions, commonly referred to as "spam", permission-based emails are sent exclusively to customers that have elected to receive email marketing materials regarding specific subjects, brands, services and products. Based upon the stated preferences and demographic information provided by customers when they "opt-in" to a company's email marketing program as well as these customers' past and current purchase history, companies can create customized and targeted email marketing campaigns that are more likely to result in sales than a traditional direct mail campaign.

Permission-based email marketing also offers the following benefits compared to traditional direct marketing campaigns:

     o Rapid Deployment. Email dramatically decreases the amount of time it takes marketers to develop and deploy a direct marketing campaign. According to Jupiter Communications, the average amount of time necessary to develop and send an email marketing campaign is three weeks, compared to three months for a direct mail marketing campaign.

     o Lower Cost of Delivery. Email marketing campaigns eliminate postage, paper and printing that, according to Forrester Research, account for 60% of the cost of a direct mail marketing campaign. Based on these savings and other savings, Forrester Research reports that the average cost of mailing a catalog ranges from $0.50 to $1.00, whereas the cost to deliver a highly personalized email ranges from $0.05 to $0.10.

     o Increased Response Rates. The targeted and personalized nature of permission-based email marketing campaigns generates significantly higher response rates than traditional direct marketing campaigns. Jupiter Communications reports that response rates for permission-based email marketing campaigns range from 5% to 15%, compared to 0.5% to 5% for traditional direct marketing campaigns.

     o Improved Tracking and Analysis. Email marketers can easily retrieve and analyze campaign results and frequently change their marketing campaigns in response to market factors and consumer feedback. Jupiter Communications reports that it takes on average 48 hours for marketers to obtain information regarding the success of an email marketing campaign compared to three weeks for a direct mail marketing campaign.

     o Greater Return on Investment. The cost-effectiveness, speed of delivery and increased response rates associated with email marketing campaigns result in greater a return on investment than traditional direct marketing campaigns. According to Forrester Research, the cost per sale averages $2 for permission-based email marketing campaigns compared to $18 for direct mail marketing campaigns.

The Challenges of Developing and Managing Email Marketing Systems

Companies that choose to internally develop, maintain and operate a successful email marketing system face significant challenges, including:

     o developing and managing a robust and scalable infrastructure that can accommodate high volumes of email;

     o hiring and training a dedicated team of technology and email marketing professionals to develop, maintain, enhance and operate their email marketing campaigns and systems;

     o developing and maintaining databases that contain accurate email addresses and appropriate demographic, transactional and behavioral data;

     o creating targeted and personalized email marketing campaigns that are of interest and value to their customers and consistent with their branding strategy;

     o tracking and analyzing real-time campaign response data, including emails successfully delivered, emails opened and consumer responses for each campaign by each recipient and each specific offer;

     o enhancing the email marketing system to incorporate additional direct marketing features as a result of market factors, customer responses and changes in technology; and

     o complying with federal, state and international rules and regulations that govern the delivery of high volume email marketing campaigns and manage relationships with major Internet Service Providers in order to ensure delivery of email messages.

These challenges often result in less than optimal results for those companies that choose to internally develop and manage their email marketing campaigns rather than outsource this service. According to a January 2000 report by Forrester Research, companies that outsource the delivery and list management of their email marketing campaigns have higher purchase rates than companies that perform these email operations in-house. Outsourced email marketing campaigns resulted in purchases by 6% of those who responded to the email (i.e., click-throughs), compared to purchases by only 1.4% of click-throughs in email marketing campaigns developed and delivered internally, according to Forrester Research.

As a result of the difficulties associated with internally developing and managing a successful email marketing system, we believe that an increasing number of companies will use a third party provider to develop, customize and deploy permission-based email marketing campaigns on an outsourced or internally supported platform.

The ClickAction Email Relationship Management Solution

We provide an integrated Web-based email relationship management solution that enables our clients to more effectively communicate with their customers through targeted, customized and personalized email. The current version of our proprietary email relationship management product, ClickAction ERM, enables our clients to conduct targeted permission-based email campaigns, collect and profile customer data through opt-in surveys and historical interactions, and access real-time results in a Web-based environment. Our email relationship management solution provides the following key features:

Easy to Use Web-based Solution. ClickAction ERM provides a feature-rich, Web-based campaign management interface that offers our clients complete control over their email marketing communications and access to all relevant information at any time using a Web-browser. Our intuitive, easy-to-use Web-based interface allows our clients to develop and execute their own email marketing campaigns quickly and easily regardless of their level of technical expertise.

Smart Personalization(TM). ClickAction ERM's Smart Personalization(TM) function enables our clients to develop and execute email campaigns that reflect an in-depth understanding of each customer. Clients can define their own search parameters to query our email relationship management software database in order to create highly targeted email lists. Our clients can then personalize each email to the needs and interests of their customers based on information contained within the database.

Real-time Email Marketing Campaign Management. ClickAction ERM allows our clients' in-house marketing personnel to quickly retrieve and analyze email marketing campaign results through our Web-based tracking and reporting system. This capability allows our clients' in-house marketing personnel to execute test campaigns, gain valuable market research data and customer feedback, and continue to improve the effectiveness of their email marketing campaign strategies.

Modularity. ClickAction ERM is based upon 100% Pure Java technology and built to the Enterprise JavaBeans, or EJB, component architecture specification. Java technology is already incorporated in all major Web-browsers. The EJB component architecture allows us to seamlessly and rapidly incorporate the "best of breed" third party component technology into our ERM solution as it is developed without costly or time consuming product upgrades and installations. For example, our Smart Personalization(TM) function incorporates a powerful, natural language rules engine developed by Blaze Software.

Scalability. We have designed ClickAction ERM to evolve with the needs and size of our clients' organization. Because ClickAction ERM is built on a highly scalable 100% Pure Java platform, we can easily distribute network workload efficiently across our network of high performance email servers. This capability allows us to quickly and easily increase our capacity across multiple networks in multiple locations while continuing to provide dedicated and reliable service.

Integration With Clients' Existing Technologies. Our 100% Pure Java Web-based data exchange tools enable flexible and easy integration with clients' existing technologies, including legacy databases, commerce platforms, call centers and other Web applications. Our Web-based interface allows our clients to import existing customer data such as historical purchasing activity. Clients can also export customer data from ClickAction ERM for reporting or merging with other data or software applications.

Rapid Implementation. In as little as 72 hours, new clients can begin to build their permission-based customer database and design, test and implement their first email campaign using the ASP version of ClickAction ERM. Our client services team is available to assist new clients with the implementation process.

Respect for Consumer Privacy. We support the protection of privacy rights as a fundamental element of our business. By supporting only permission-based email, we allow individuals to identify personal preferences and needs, and then communicate with them regarding only those specific areas for which they have identified an interest. At any time, an individual may choose to opt out and be eliminated from the database. We have designed ClickAction ERM to automatically perform duplicate address removal, list merge/purge, error checking and validation procedures to ensure that client email lists are accurate, current and contain only valid email addresses of consumers who wish to receive information. This permission-based approach to email marketing also enables our clients to comply with evolving rules and regulations regarding high volume, unsolicited email.

Email Relationship Management Strategy

Our objective is to become the leading provider of email relationship management products and services. Key elements of our strategy include:

Obtain New Clients and Expand Relationships with Existing Clients. We believe we have established a leading competitive position in providing email marketing services to the catalog and retail markets. These markets are characterized by clients with sophisticated marketing departments and a significant need for personalized, large-scale email marketing campaigns. We intend to expand our targeted client base by entering into markets with similar characteristics, such as publishing and traditional brand industries. We also intend to increase the revenues generated from our existing email marketing clients as they increase the number and frequency of their email campaigns and expand their email marketing efforts into new areas of their organizations.

Leverage Existing and Develop New Strategic Alliances. Our direct sales efforts are enhanced by our strategic alliances with leading ecommerce software and application providers like BEA Systems and BroadVision, Internet catalog portals like CatalogCity.com, and advertising agencies like Suissa Miller. We intend to expand our existing strategic alliances and enter into new strategic alliances to extend our market reach and revenue potential, strengthen our market position and enhance the email marketing products and services we offer to our clients.

Expand our Product and Service Offerings. We intend to incorporate additional features into the services we provide. In late 2000, we introduced ClickAction eCRM, which will be commercially available in mid-2001. ClickAction eCRM expands the capabilities of our ERM by allowing our clients to interact with customers with a higher degree of specificity, with increased control over messaging and by allowing for a more complete view of each customer. We will develop some of these services internally and access others through relationships with our strategic partners and other third parties.

Build Brand Awareness. We intend to establish ClickAction as the standard for reliable, permission-based email marketing campaign deployment with real-time tracking and reporting capabilities. We intend to continue to participate in key industry associations and conferences and actively report our service capabilities and client successes to the trade press and direct marketing community.

Pursue International Expansion. We intend to expand our ERM solution to select international markets, such as Europe and Asia, which we believe will be receptive to the ERM solution due to wide spread email and Internet use and acceptance of email marketing. To accomplish our international expansion, we may choose to develop on-site capability or develop strategic relationships with advertising agencies, technology companies and system integrators that have a substantial, existing international presence.

Pursue Strategic Acquisitions and Investments. We plan to evaluate acquisition and investment opportunities in complementary businesses, products and technologies. We will explore opportunities that may accelerate our growth, provide us with new technologies or help us penetrate new markets. Presently, we do not have any commitments or understandings for acquisitions or investments, and we are not presently engaged in any negotiations in that regard.

Products and Services

ClickAction ERM

The components of ClickAction ERM provide a feature-rich, easy-to-use, Web-based interface that gives our client's in-house marketing personnel total control over their email communications. ClickAction ERM includes a variety of standard and optional features and functions that can be flexibly implemented based upon the client's preferences, including:

           Function                                 Features
           --------                                 --------

Permission Profiling             ClickAction ERM allows our clients to create
                                 customer profiles based on the following data from their customers:

                                 o demographic data such as age, gender and occupation,

                                 o    preference information related to the
                                      products and services that customers are interested in,

                                 o behavioral and observational data such as customers' actions or responses to emails, and

                                 o    custom data specific to a customer's
                                      business such as customer identification numbers and product categories.

Data Exchange For                ClickAction ERM allows our clients to create a
Customer Management              database of both historical customer responses
                                 to traditional direct marketing campaigns and results of email campaigns and analyze such data to improve customer retention and sales.
                                 These features include the ability to:

                                 o    import existing customer data through a
                                      client accessible user interface,
                                 o    create unique source names for
                                      identification and segmenting,
                                 o    export any data segment from the
                                      ClickAction ERM profile database using
                                      segmenting rules, and
                                 o    analyze exported data with third party
                                      software such as Crystal Reports, Excel
                                      and Broadbase.

List Management                  ClickAction ERM automatically manages a
                                 clients' email list through:

                                 o    eliminating duplicate email addresses,
                                 o    error checking and validating email
                                      addresses, and
                                 o    tracking undeliverable email addresses.

Smart Personalization(TM)        ClickAction ERM incorporates a powerful,
                                 natural language rules engine that allows our clients to:

                                 o target customers' demographic, preference or profile data,
                                 o build a segment of profiles from any field in the ClickAction ERM profile database, and
                                 o    create complex custom rules to manage
                                      email campaigns.

Self-Serve Campaign              ClickAction ERM's easy-to-use Web-based
Management                       interface allows our clients to manage all
                                 aspects of their email marketing, including the ability to:

                                 o    organize multiple offers in a campaign,
                                 o    add new offers to a campaign with
                                      forms-based templates, including text,
                                      newsletter, HTML and test templates,

                                 o    schedule individual offers,
                                 o    add streaming audio and video, and
                                 o incorporate custom purchase forms in HTML emails.

ClickForward (TM) Viral          ClickAction ERM allows our clients to conduct
Marketing                        viral marketing campaigns where customers are
                                 offered incentives to forward a particular email marketing campaign to a family member or friend.

Real-Time Tracking and           ClickAction ERM instantly provides our clients
Reporting                        with the following information with respect to
                                 an email marketing campaign:

                                 o detailed, web based, real-time results for each offer, including total messages sent, bouncebacks and click-through rate,
                                 o    test results if a test offer was
                                      conducted, and
                                 o a detailed list of targets by category and date subscribed.

Email Processing                 ClickAction ERM offers the following email
                                 processing functions:

                                 o    automatic scalability to handle peak
                                      volumes of emails,
                                 o    HTML sensing technology,
                                 o    custom handling of auto-replies,
                                      bouncebacks and unsubscribes, and
                                 o rules-driven keyword filtering on inbound messages.

Client Services

Our dedicated client services team assists our clients in maximizing customer acquisition, loyalty and revenue growth. Our client services group helps clients design, create and manage their email marketing campaign and ensure the integrity of data transfer and installation of our ClickAction ERM. Depending on our clients' preferences and the specific requirements of their marketing campaigns, client services may include:

     o A dedicated account manager assigned to answer questions, solve problems and guide the client in developing effective email marketing campaigns.

     o A graphic designer, responsible for the creation of the graphic design elements for email marketing campaigns.

     o A marketing analyst, that analyzes clients' existing business strategies, business models, customer profiles and past direct marketing initiatives to develop highly personalized and targeted email marketing campaigns. Additionally, the marketing analyst assists in high-end data analysis to identify key trends in the evolution of our clients' customer relationship management efforts.

Desktop Software Products and Internet Services

Since 1986, we have offered a desktop software product line consisting of a family of desktop software applications specifically tailored to address the sales and marketing needs of small businesses and home offices. We provide small business users with powerful, easy-to-learn and easy-to-use solutions for creating customized, professional-quality mailing lists, brochures, labels, business cards, invoices/estimates, business checks and other marketing communications materials. In late 2000, we launched a series of products under the Elibrium name offering Internet-based applications provided by third-party ASP partners targeted to small businesses. We also market annually-updated mailing products that complement our existing mailing software products. We provide our products with a 30-day money-back guarantee. Most of our core software applications are available for Microsoft Windows 3.1, Windows 95 and Windows 98.

We directly perform all purchasing, finished goods inventory management and warehousing, scheduling, order processing and shipping functions. We prepare master software diskettes, CD-ROMs, user manuals and packaging designs, and conduct independent quality control and testing at our facilities. CD-ROM duplication, printing of documentation, and packaging and assembly are performed by independent contractors to our specifications. The Elibrium division manages the development, production, marketing and sales of two software product lines, a postage rate saver subscription based product and a line of Internet-based products and services.

MySoftware Brand Titles

Our MySoftware line of products provides small business users with task-specific software applications for mailing, labeling, finance, publishing, and business planning. These products have been updated regularly to meet the needs of the growing small business market. Current MySoftware products sold at retail include:

  o   My Advanced Label Designer;             o   My Mail List & Address Book;
  o   My Business Check Writer;               o   My Personal Check Writer;
  o   My Business Plan Starter;               o   My Professional Business Cards;
  o   My Business Publisher;                  o   My Type Artist;
  o   My Checks - paper checks;               o   My Advanced Database - Macintosh
  o   My Contact Manager;                         version;
  o   My Customer Stationary;                 o   My Advanced Invoices & Estimates -
  o   My Database;                                Macintosh version;
  o   My Deluxe Invoice & Estimates;          o   My Advanced Label Designer -
  o   My Deluxe Mail List & Address Book;         Macintosh version;
  o   My Internet Postage;                    o   My Advanced Mail List & Address Book
  o   My Labels;                                  - Macintosh version; and
                                              o   My Type Artist - Macintosh version.

ProVenture Value Titles

Our ProVenture products offer users similar marketing and mailing functionality to the MySoftware products, but with fewer features and are geared toward a more budget conscious market. Our ProVenture titles are marketed at retail as promotional products and are often sold in conjunction with other top selling hardware and software products to enhance retailer sales. ProVenture titles include:

  o   Business Cards;                         o   DataBase;
  o   Greeting Cards;                         o   Brochures;
  o   Logo Maker;                             o   Stationery;
  o   Resumes;                                o   Invoices & Estimates;
  o   Business Legal Forms;                   o   Postcards;
  o   Personal Legal Forms;                   o   Newsletter;
  o   Label Maker;                            o   Address Book; and
  o   Mail List;                              o   WebPage Designer.

My Postage Rate Saver

MyPostageRateSaver is USPS CASS-certified and enables users to verify and correct addresses against the national database of deliverable addresses maintained by the USPS. It also supplies the ZIP+4 codes necessary to print delivery point bar codes which allow customers to qualify for Bulk Mail discounts which can be as great as approximately 80%. Users must subscribe to bi-monthly CD-ROM updates to continue to qualify for postal discounts.

Internet-Based Small Business Products and Services

In addition to our desktop application products we also provide the following Internet-based products and services for small businesses and home offices:

     o www.myprospects.com. Though our Web site users can quickly and inexpensively connect with more than 13 million U.S. business listings and more than 180 million consumer records compiled by the leading companies in the direct marketing industry.

     o Elibrium Internet Applications. We sell a line of Internet applications through traditional retail outlets that allows small business and home office customers to use Web-based services to address key areas of small business management. These products include:

              o    BillCenter Home by Paytrust;
              o    BillCenter Office by Paytrust;
              o    Business Emailer by Roving Software;
              o    CustomerPages by Agillion;
              o    HotProspects by Elibrium;
              o    Simply HR by Simpata; and
              o    Accounting Pro by NetLedger.

Strategic Alliances

We believe our strategic alliances significantly extend our market reach and revenue potential, strengthen our market position and enhance the products and services we offer to our clients. For example, we currently have existing strategic relationships with the following:

     o BEA Systems, Inc., a leading provider of e-commerce infrastructure software that helps companies of all sizes build e-commerce systems. BEA's Tuxedo and BEA Weblogic products comprise approximately 46% of the transaction server market, according to International Data Corporation. As part of our strategic alliance with BEA Systems, we have adopted the BEA WebLogic Server as our standard platform for our email relationship management solution. Additionally, we are in the process of integrating our ERM solution with the BEA Commerce Server and the BEA Personalization Server. We intend to jointly market our email marketing services to companies that use BEA's application server platforms.

     o BroadVision, Inc., a leading worldwide supplier of personalized e-business applications with more than 500 customers in the retail/distribution, financial services, high technology, telecommunications, government and travel markets. BroadVision's suite of integrated applications is built for delivery via the Internet and wireless devices. As part of our strategic alliance with Broadvision, we will integrate our email relationship management technology with the BroadVision One-to-One business-to-consumer and business-to-business Internet applications. These integrated solutions will enable personalized and consistent web-based and email-based interactions and transactions with customers, partners, suppliers and employees.

Sales

ClickAction ERM

We sell our email relationship management services and products primarily through our direct sales force. As of December 31, 2000, we employed a total of 15 sales managers. These sales managers are located in Atlanta, Georgia, Boston, Massachusetts, Chicago, Illinois, Minneapolis, Minnesota, New York, New York, Palo Alto, California, Salt Lake City, Utah and Short Hills, New Jersey. We focus our sales efforts on the senior marketing and business executives of our prospective clients.

We complement our direct sales force by entering into arrangements with leading companies in the direct marketing and advertising industries. For example, we have entered into agreements with advertising agencies, Internet portals and providers of incentive-based consumer loyalty programs to enable them to offer our email relationship management services to their clients.

Our marketing strategy is to build and promote our brand and to generate qualified leads for our sales team. We focus our marketing efforts on established companies in the catalog and retail industries as well as other companies seeking to more effectively develop one-to-one customer relationships and take advantage of the commercial opportunities presented by ecommerce. We rely on a range of marketing activities to pursue our objectives, including trade shows, trade advertisements, selected media events and our own Web site. We publish additional marketing materials to support the sales process, including company brochures, feature descriptions, technology research papers and client case studies.

Desktop Software Products and Services

The market for our desktop software products is also intensely competitive, and is characterized by pressure to reduce prices, capture limited retail shelf space, increase marketing and promotional activity, incorporate new features and release new product versions. The competition for retail shelf space is likely to increase due to the proliferation of software products. Failure to achieve and maintain unit sales volumes may result in loss of shelf space, which may, in turn, lead to further reductions in sales volumes. Existing software companies may broaden or enhance their product lines to compete with our desktop software products, and other potential new competitors, including computer hardware manufacturers, diversified media companies, and small business service companies, may enter or increase their focus on the small business software market, resulting in even greater competition. Our software products compete with task-specific products sold by several companies of varying size and financial and marketing strength. Our products also compete with general purpose programs, such as word processing, database and desktop publishing products from established software companies.

We market our desktop application software products and services through our newly formed Elibrium division. We place significant emphasis on consumer marketing techniques in developing products and building brand awareness. We primarily distribute our packaged desktop application software products through retail channels in computer software and office supply stores throughout the United States and Canada. We have also added new distribution methods, including direct sales, original equipment manufacturer ("OEM") and Internet sales channels for all of our products and services. In addition to retail software products, annually updated direct marketing products and Internet products and services, we also offer complementary paper products like invoice forms and checks and receives commission from the sales of such products by third parties.

Our desktop products and Web-based applications are distributed primarily through computer software and office supply retailers throughout the United States and Canada, including computer superstores (e.g., CompUSA Inc., Fry's Electronics, Inc. and MicroCenter), office warehouse clubs (e.g., Office Depot Inc., OfficeMax and Staples Inc.), software specialty stores (Electronics Boutique), consumer electronics stores (e.g., BestBuy Co., Inc.) and Internet distributors (e.g., Buy.com and Amazon.com). The retail outlets serviced by Ingram Micro accounted for 60% of our net revenues in 2000, 34% in 1999 and 37% in 1998. Office Depot, Inc. accounted for 15% of our net revenues in 2000, 31% in 1999 and 15% in 1998. We have non-exclusive arrangements with our distributors and retailers that generally do not require minimum purchases and may be terminated at any time.

Technology

ClickAction ERM

Our technology is optimized for high volume, personalized and effective email marketing, complete with back-end reporting and analysis. We use both internally developed technologies and technologies licensed from third parties. ClickAction ERM is built on BEA System's WebLogic platform, which supports high-volume email campaigns and integrates with Java-centric Web-based and enterprise applications. Our Web-based user interface is currently capable of delivering over 5 million, highly personalized and targeted email messages per day. Our software handles the critical elements of an email marketing campaign including email delivery, email address list management, targeting, segmentation, testing, personalization, tracking, real-time reporting, bounced back email processing and data hosting. We can also deliver email in multiple formats including plain text, HTML or Rich Media.

Our technology has been designed to offer a reliable and scalable operation. The network design is based on a distributed architecture consisting of Solaris, Cisco, Oracle, BEA Systems, Inc., Sun Microsystems, Inc., Microsoft NT and Blaze Software. Multiple redundancy is built in to provide parallel processing to enhance the overall reliability of the system.

Our data and network centers are located at a third party facility. This facility is climate controlled, equipped with back up generators and include service level guarantees for bandwidth uptime, fire protection and seven days a week, 24 hours a day security surveillance. Our data centers are connected remotely to our network operations headquarters via a direct private network with multi-layered security to ensure reliable and secure remote network management. In building and maintaining the network, we have focused on reliability, scalability and performance.

Our security system which safeguards client data consists of four layers: comprehensive security policies and standard operating procedures; control of access to our technology platform through log-ins and passwords; real-time intrusion detection through a hardware-based firewall; and maintenance of a dedicated emergency response team providing seven days a week, 24 hours a day surveillance.

Desktop Software Products and Services

With respect to our desktop software applications, we create all product specifications and maintains internal control over the creative and market-driven aspects of product development. Once a product has been defined and a detailed specification has been designed, we leverages our resources by outsourcing part of the coding function. For desktop products, we compensate third-party coders or licensors primarily through payments for software production costs and royalty payments. Royalty expenses have been less than 10% of net revenues of the relevant products, with a dollar maximum cap on total royalty payments for certain products.

With respect to the Elibrium Web-based applications, we share in the cost of design and production of the package with the Internet ASP partner. We maintain control over the creative and market-driven aspects of the boxed product. The features and functionality of the application are driven and hosted by the partnering Application Service Provider. We receive a majority of the retail margin for selling the boxed product and once the user signs on to use the ASP service, we receive a percentage of the service fee revenue.

Competition

ClickAction ERM

The market for email marketing products and services is intensely competitive and rapidly evolving. We expect competition to increase in the future because of the attention the Internet has received as a means of advertising and direct marketing and because there are relatively low barriers to entry in our market.

Our ability to compete in the email marketing industry depends on a number of factors, including:

     o the functionality, scalability, reliability and flexibility of our email marketing solution;

     o the time it takes us to adapt our email marketing solutions to the needs of our clients;

     o    the direct marketing expertise of our employees;

     o the quality and responsiveness of our professional client services team;

     o the quality and breadth of our client base and their continued willingness to serve as references; and

     o the timing and market acceptance of new products and services introduced either by us or our competitors.

We compete with the information technology departments of current and prospective clients who use in-house email systems to manage and deliver email marketing campaigns. We compete directly with publicly traded email marketing service providers such as Digital Impact, 24/7 Media and MessageMedia, as well as numerous private companies. We also compete with companies providing software and services for outsourced solutions such as email distribution, list management, reporting and bounce processing, email consulting and campaign analysis.

Desktop Software Products

The market for our desktop software products is also intensely competitive, and is characterized by pressure to reduce prices, capture limited retail shelf space, increase marketing and promotional activity, incorporate new features and release new product versions. The competition for retail shelf space is likely to increase due to the proliferation of software products. Failure to achieve and maintain unit sales volumes may result in loss of shelf space, which may, in turn, lead to further reductions in sales volumes. Existing software companies may broaden or enhance their product lines to compete with our desktop software products, and other potential new competitors, including computer hardware manufacturers, diversified media companies, and small business service companies, may enter or increase their focus on the small business software market, resulting in even greater competition. Our software products compete with task-specific products sold by several companies of varying size and financial and marketing strength. Our products also compete with general purpose programs, such as word processing, database and desktop publishing products from established software companies.

Intellectual Property

Our success and ability to compete are substantially dependent upon our proprietary and licensed technology and intellectual property. Trademarks, service marks, trade secrets, copyrights and other proprietary rights, including our trademark ClickAction(TM) and copyrights covering our software, are important to our success and competitive position. While we rely on copyright, trade secret and trademark law to protect our technology and intellectual property, we believe that factors such as the technological and creative skills of our personnel, new service developments and frequent service enhancements are more essential to establishing and maintaining an intellectual property leadership position.

We generally enter into confidentiality agreements with our employees and consultants. Our confidentiality agreements require our employees and consultants not to disclose any of our proprietary information that is not generally available to or generally known by the public. Despite our efforts to protect our proprietary information, unauthorized parties may attempt to obtain and use our proprietary information. Policing unauthorized use of our proprietary information is difficult, and the steps we have taken may not prevent misappropriation, particularly in foreign countries where the laws may not protect our proprietary rights as fully as do the laws of the United States.

Privacy Concerns

We believe that issues relating to the privacy of Internet users and the monitoring of online behavior are extremely important. We have a comprehensive privacy policy which we publish on our Web site. We also strictly adhere to government and industry privacy standards, including those of the Direct Marketing Association. We are also a member of the Coalition Against Unsolicited Commercial Email (CAUCE).

We manage all aspects of permission-based email marketing campaigns, which involve sending emails to individuals who have provided email addresses and explicitly asked to receive information on specific topics. With each email sent, individuals are given the opportunity to opt-out or unsubscribe from receiving any future mailings. Our policy is not to send out unsolicited commercial email (or "spam") on behalf of our clients. We work with our clients to maintain a suppression list of email recipients that have opted-out of receiving any emails from us no matter which client is sending the email. We monitor the mailing lists we receive from clients to make sure the opt-out rate is low and that the amount of replies to email from concerned or dissatisfied recipients is low. When we encounter a high opt-out rate or a high amount of inbound email from concerned or dissatisfied recipients, we work with our client to determine whether there is a problem with the offer, the list being used or some other technical problem and, if the list is deemed to be not opt-in, the campaign is discontinued until an opt-in list is used.

Employees

As of December 31, 2000, we employed 146 full-time employees and two part-time employees. Of our full-time employees, 66 are in sales, marketing, customer support and account management, 54 are in product development, 20 are in systems, administration and finance and 6 are in operations. Of our employees, 93 are primarily devoted to our ERM business and 28 are primarily devoted to our desktop software products business, with the remaining 27 employees devoted to general and administrative functions for both divisions. None of our employees is represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe that we have good employee relations.

Factors Which May Impact Future Operating Results

The following risk factors should be considered very carefully in addition to the other information contained in this Form 10-K. The risks described below are not the only risks we face. Additional risks that we do not yet know of or that we currently think are immaterial may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected.

               Risks Related to our Email and Electronic Customer
                        Relationship Management Business

Our business and future prospects are difficult to evaluate because we have a limited operating history in email marketing.

Following our acquisition of MarketHome in August 1999, we shifted our strategic focus to Web-based email marketing products and services. During the twelve months ended December 31, 2000, only 36.0% of our total revenues were derived from the licensing of our email relationship management software and the sale of related services. In addition, our eCRM product which we announced in October 2000 and is not scheduled to ship until the second quarter of 2001. Therefore, we have a limited operating history in email marketing as well as electronic customer relationship management upon which the management can evaluate our business and future prospects. In addition, our management does not have past experience in email marketing or electronic customer relationship management. Together, these influences make predicting our future operating results difficult.

If email marketing or electronic customer relationship management is not widely accepted or if use of the Internet by consumers does not continue to grow, there will be a decreased demand for our email marketing products and services and our business will suffer as a result.

The market for email marketing and electronic customer relationship management products and services is new and rapidly evolving. If email marketing or electronic customer relationship management does not gain widespread acceptance as a means of marketing to, and communicating with, consumers, our business will suffer. Businesses that have relied upon traditional means of attracting new customers and maintaining customer relationships may not accept, or may be slow in accepting, our ERM or eCRM products and services because:

     o they have already invested substantial resources in other more traditional methods of marketing and communicating;

     o they have allocated a limited portion of their marketing budgets to email marketing;

     o they may find email marketing to be less effective for promoting their products and services;

     o their customers may have concerns about security and privacy on the Internet or confuse our permission-based emails with unsolicited emails; or

     o the effectiveness of email marketing may diminish significantly if the volume of direct marketing email results in a negative reaction from consumers.

Our success also depends on the growth and acceptance of the Internet as a medium for executing transactions. If consumers do not continue to purchase products online, then the market for our email marketing solution may disappear. If that happens, or if the number of business-to-consumer electronic commerce transactions grows more slowly than we anticipate, our business would suffer.

Our business will be harmed if we fail to meet the demands of our email relationship management clients or future electronic customer relationship management clients.

The success of our ERM and eCRM businesses depends to a significant extent on our ability to provide satisfactory services to our clients, meet their demands and maintain an infrastructure capable of handling, without interruption, the volume of emails or marketing campaigns resulting from our clients' email marketing campaigns. The success of our email marketing and eCRM businesses also depends on our ability to successfully deliver emails or marketing campaigns over the Internet. Software programs exist that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by Web users would significantly undermine the commercial viability of Internet advertising and marketing. The failure to deliver email messages or marketing campaigns for our clients in an effective and consistent manner may cause our clients to discontinue their use of our email campaign services. In addition, because we provide our clients with a 100% service guarantee, if our clients are not completely satisfied with our service we may be required to refund the delivery fees paid by dissatisfied clients or resend an email marketing campaign at our own expense. If these refunds are large in amount, our business and financial results could be adversely affected.

Unplanned system interruptions and capacity constraints could disrupt our business and damage our reputation.

We must offer clients reliable, secure and continuous service to attract and retain clients and persuade them to increase their reliance on our email marketing products and services. As the volume of emails generated by our clients increases, we must continuously upgrade and enhance our technical infrastructure to accommodate the increased demands placed on our systems. Our operations also depend in part on our ability to protect our systems against physical damage from fire, earthquakes, power loss, telecommunications failures, computer viruses, unauthorized user access or hacker attacks, physical break-ins and similar events. Any interruption or decrease in response time of our email marketing services could damage our reputation, reduce customer satisfaction and decrease usage of our services.

If our system security is breached, our business and reputation could suffer.

A fundamental requirement for online communications and transactions is the secure transmission of confidential information over public networks. Third parties may attempt to breach our security or that of our customers. Any breach in our online security could result in liability to our customers, damage to our reputation and harm to our business. Our servers are vulnerable to computer viruses or software programs that disable or impair computers, physical or electronic break-ins and similar disruptions, which could lead to loss of data. We may need to spend significant resources to license technologies to protect against security breaches or to address problems caused by a security breach.

Increasing governmental regulation of electronic commerce and legal uncertainties could decrease demand for our email marketing service or increase our cost of doing business.

We are subject not only to regulations applicable to businesses generally, but also to laws and regulations directly applicable to privacy and electronic commerce. Although there are currently few of these laws and regulations, state, federal and foreign governments may adopt more of these laws and regulations. The adoption of new laws or the adaptation of existing laws to the Internet may decrease the growth in the use of the Internet, which could in turn decrease the demand for our services, increase our cost of doing business or otherwise harm our business. Federal, state, local and foreign governments are considering a number of legislative and regulatory proposals relating to Internet commerce. As a result, a number of laws or regulations may be adopted regarding:

     o the pricing and taxation of goods and services offered over the Internet;

     o    intellectual property ownership; and

     o the characteristics and quality of products and services offered over the Internet.

It is also uncertain as to how existing laws may be applied to the Internet in areas such as property ownership, copyright, trademark and trade secrets. The recent growth of Internet commerce has been attributed by some to the lack of sales and value-added taxes on interstate sales of goods and services over the Internet. Numerous state and local authorities have expressed a desire to impose such taxes on sales to consumers and businesses in their jurisdictions. The Internet Tax Freedom Act of 1998 prevents imposition of such taxes through October 2001. If the federal moratorium on state and local taxes on Internet sales is not renewed, or if it is terminated before its expiration, sales of goods and services over the Internet could be subject to multiple overlapping tax schemes, which could substantially hinder the growth of Internet commerce, including the use of our email marketing solution.

The Internet generates privacy concerns which could result in market perceptions or legislation which could harm our business, result in reduced sales of our services, or both.

We gather and maintain data related to consumers' buying behavior. Recently, lawsuits have been brought alleging, among other things, that at least one company, which combines information from online and other sources regarding users, has improperly collected and used information concerning Internet users in violation of federal electronics privacy statutes and other privacy laws. The United States Federal Trade Commission has launched an informal inquiry to determine whether that company has engaged in unfair or deceptive practices in collecting and maintaining information concerning Internet users. While we believe the "opt-in" nature of the user profiles that we create do not raise these issues, we may be sued or investigated regarding our practices. Any similar legal actions, whether against us or others, could limit our ability to sell our email marketing services or otherwise seriously harm our business.

Privacy concerns may cause consumers who use the Internet to decide not to opt in to receive emails and even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our email marketing services. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify users that the data captured after visiting Web sites may be used to direct product promotions and advertising to that user. For example, the European Union recently enacted its own privacy regulations that may result in limits on the collection and use of some user information. The United States and other countries may adopt similar legislation or regulatory requirements. If privacy legislation is enacted or consumer privacy concerns are not adequately addressed, our business could be harmed.

We may be exposed to liability for information displayed on our customers' Web sites or within their marketing partners' Web sites or email messages.

Because our email marketing services often require us to provide a connection to the Web sites of our customers and their marketing partners, we may be perceived as being associated with the content of these Web sites. We do not and cannot screen all of the content generated by our customers and their marketing partners. As a result, we may face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the materials displayed on our customers' sites and on their marketing partners' sites and email messages. For example, if one of our customers is sued for posting information on its Web site that is alleged to be defamatory, we may also be named as a defendant in that legal action based solely on our limited association with that customer's Web site. As a result, we could be involved in legal proceedings and disputes that are costly to resolve. We may also suffer a loss of customers or damage to our reputation harm based on this information or resulting from our involvement in these legal proceedings. Furthermore, some foreign governments have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States.

                 Risks Related to our Desktop Software Business

Because we rely on sales of our desktop software to a limited number of retailers and distributors, our business could be harmed if these retailers and distributors cease doing business with us or significantly reduce the level of their purchases.

We sell our desktop products principally to a limited number of major retailers and to distributors for resale to retailers. These sales have historically constituted, and may continue to constitute, a majority of our total revenues. For the year-ended December 31, 2000, one distributor accounted for approximately 66% of our net revenues and a one retailer accounted for approximately 10% of our net revenues. None of our distributors or retailers has a minimum purchase obligation. The loss of, or significant reduction in, sales volume attributable to any of our principal distributors or retail accounts could materially and adversely affect our business. In addition, a majority of our software sales are made through retailers. We could be adversely affected if an alternative channel for distribution of software were to become a major vehicle for distributing software.

Our financial results could be harmed if we are unable to collect outstanding receivables.

Our sales of desktop software products are made on credit terms, and we do not hold collateral to secure payment. We maintain accounts receivable insurance that covers only a portion of our accounts and we may not be able to maintain or increase this insurance on acceptable terms or at all. The inability to collect any significant receivable in a timely manner could adversely affect our financial results.

Significant returns of our desktop software products could adversely affect our reputation, operating results and financial condition.

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

Our desktop software business depends on third-party service providers, suppliers and facilities.

We rely on third-party service providers to perform most of our customer technical support and product assembly functions for our desktop software products. One independent firm provides substantially all customer technical support for our desktop software products. Our agreement with this firm may be terminated with or without cause on 60 days notice by either party. This firm also provides services to several larger companies, and demands from these companies or other factors could cause this firm to terminate its agreement with us. The unavailability of this firm to perform customer technical support for us would result in significant disruption to our operations, could lead to customer dissatisfaction and could have a material adverse effect on our business and operations. In addition, we rely on two printers for packaging and two assembly houses to assemble and package our desktop software products and have only limited sources for some of our supplies. We do not have contracts with such assembly houses or suppliers. All of our inventory of packaging components is maintained at third-party facilities. Our ability to assemble and package our products depends on continued relationships with these third parties. The failure of these third-party vendors to continue to provide supplies and services to us on a timely basis, or at all, could adversely affect our business.

Our success depends on postal regulations and availability of postal information.

Our line of mailing software products, which in the aggregate accounted for 5.3% of our net revenues in the year ended December 31, 2000 have been developed based on current United States Postal Service regulations. Changes in these regulations, which historically have occurred frequently, could necessitate updating these products or could eliminate or reduce the usefulness of these products, which could adversely affect our operating results. We license, from an independent third-party, address information software used in some of our desktop software products. We may not be able to maintain or renew our relationship with this third party or that the software we license will be error free or perform to our specifications or in accordance with Postal Service regulations. Significant changes in Postal Service regulations or the inability to maintain or renew our license agreement with the independent party on acceptable terms, or at all, could damage our business. We must also obtain Postal Service certification on a bi-monthly basis in order to supply updates to our end-users in a timely manner. We may not be able to continue to secure such certification on a timely basis, if at all, and the failure to do so could damage our business.

Our success depends on our timely development of new products and services.

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

                      Risks Related to our Overall Business

We have incurred significant future operating losses in the past and there is no guarantee that we can maintain our profitability.

We incurred a net loss of $4.5 million for the year ended December 31, 2000. As of December 31, 2000, we had an accumulated deficit of $10.4 million. Although the Company recorded an operating profit of $334,000 for the three months ended December 31, 2000, there is no guarantee that we can maintain or achieve the same profitability going forward. We rely to a significant extent on the revenues and cash flow generated from the sale of our desktop software products to fund the development and expansion of our email marketing strategy. Our ability to continue to do so would be harmed if we were to experience a decline in sales of our desktop software products. Our ability to achieve profitability in the future will depend upon our ability to continue development of new email marketing products and services, enhance our infrastructure and expand our customer base and brand awareness. To achieve these goals, we need to increase spending on product development, sales and marketing and technology. To the extent that our email marketing revenues do not significantly increase as a result of this increased spending, we may not achieve profitability. Even if we do achieve profitability, there is no guarantee that we may be able to sustain or increase our profitability on a quarterly or annual basis in the future.

Our quarterly operating results are subject to significant fluctuations due to many factors, any of which could adversely affect our stock price.

We have experienced, and may continue to experience, significant fluctuations in our quarterly operating results due to a variety of factors, many of which are outside our control. These factors include:

     o the rate of growth of the use of the Internet as a medium for consumer and business communications and transactions, and the size and rate of growth of the market for email marketing products and services;

     o the timing and number of product enhancements and new product and services introductions by us and our competitors;

     o the timing and number of email marketing campaigns conducted by our customers;

     o    the timing and delivery of strategic alliance arrangements;

     o    changes in pricing policies by us and our competitors;

     o    our ability to upgrade and expand our infrastructure;

     o technical difficulties or system downtime affecting use of our email marketing products or services;

     o the seasonal nature of our desktop software business and our email relationship management business;

     o    changes in the level of our operating expenses to support our growth;

     o domestic and international regulation of email marketing, including privacy legislation;

     o timing of the receipt of orders for our desktop software products from major retailer and distributor customers;

     o    desktop software product returns;

     o    cancellations or terminations by retail or distributor accounts;

     o    reductions in shelf space for our desktop software products; and

     o    delays in shipment of our desktop software products.

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

The market for email marketing products and services is intensely competitive and rapidly evolving. We expect competition to increase significantly in the future because of the attention the Internet has received as a means of advertising and direct marketing and because there are relatively low barriers to entry in our market. We compete directly with publicly traded email service providers such as Digital Impact, MessageMedia and 24/7 Media, as well as numerous private companies. We compete with the information technology departments of current and prospective clients who use in-house email systems to manage and deliver email marketing campaigns. We also compete with companies providing software and services for outsourced solutions such as email distribution, list management, reporting and bounce processing, email consulting and campaign analysis.

The market for our desktop software products is also intensely competitive, and is characterized by pressure to reduce prices, capture limited retail shelf space, increase marketing and promotional activity, incorporate new features and release new product versions. The competition for retail shelf space is likely to increase due to the proliferation of software products. Failure to achieve and maintain unit sales volumes may result in loss of shelf space, which may, in turn, lead to further reductions in sales volumes. Existing software companies may broaden or enhance their product lines to compete with our desktop software products, and other potential new competitors, including computer hardware manufacturers, diversified media companies, and small business service companies, may enter or increase their focus on the small business software market, resulting in even greater competition.

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

We generally develop internally the specifications for both new products and updates of our existing products. From time to time, we also license third-party products that are complementary to our core product line. In addition to our own development team, we use an independent firm to assist us with the coding on our email marketing system. While we generally own the code that is developed by these firms, the base code used in developing our brochures and business cards products is owned by the third-party coder. With respect to these products, we hold an irrevocable, non-exclusive license to copy and distribute the executable code compiled from the base code and to make limited modifications. Although the agreements with these firms contain various protective terms, these provisions may not effectively protect our interests and third-party coders may develop or market products that compete with our products or services. Independent coders are in high demand, and independent coders, including those who have developed products for us in the past, may not be available to provide coding services to us in the future. In addition, we may not be able to obtain or renew coding or licensing agreements on favorable terms, or at all.

We are dependent on licensed third-party technologies and we may need to license additional technologies to succeed in our business.

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

We depend on the continued services of our key technical, sales and senior management personnel, particularly our president and chief executive officer Gregory W. Slayton, and our chief technical officer, Kentyn Reynolds. Any officer or employee can terminate his or her relationship with us at any time, and we do not maintain key man insurance policies for either Mr. Slayton or Mr. Reynolds. In addition, the future growth of our business will depend to a significant extent on our ability to attract and retain qualified, highly-skilled employees, particularly persons with marketing, Internet and information technology experience. Competition for these employees with technical, management, marketing, sales, product development and other specialized skills is intense. We may not be successful in attracting and retaining these personnel.

Our business would suffer if we are not able to manage our growth and implement our email marketing strategy.

We have experienced periods of growth that have placed, and could continue to place, a significant strain on our financial, management, and other resources. We may attempt to hire additional key personnel in senior management positions in the future. Our ability to manage growth and expand on email marketing business will require us to continue to improve our financial management systems, and to attract, train, motivate, manage, and retain key employees. If our management is unable to manage growth or execute our email marketing strategy effectively, our business operations could be adversely affected.

The success of our email marketing strategy depends on our ability to provide satisfactory services to our clients and keep pace with their demands. There is no assurance that we will be able to add client services personnel to enhance our services. Failure to meet our clients' demands for email marketing services will have a material adverse effect on our business and reputation. In addition, the success of our email marketing strategy depends on our ability to deliver emails over the internet through internet service providers and recipients in major corporations. Our email delivery may be blocked or our email delivery technology may be incompatible with the technologies of internet service providers. The failure to deliver email messages may cause us to lose clients and will have a material adverse effect on our email marketing strategy and business.

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

We may acquire businesses, technologies or products that harm our business.

As part of our growth strategy, we may pursue the acquisition of businesses, technologies or products that are complementary to our business. Acquisitions involve a number of special risks that could harm our business, including the diversion of management's attention, the assimilation of the operations and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees. In particular, the failure to maintain adequate operating and financial control systems or unexpected difficulties encountered during expansion could harm our business.

We are at risk of potential stock price volatility.

Many factors outside our control may cause the market price of our common stock to fluctuate, including:

     o    quarterly fluctuations in our revenues or results of operations;

     o general conditions in the computer hardware, software and internet industries;

     o announcements of new products and services by us or by our competitors;

     o    announcements of alliance or partnership by us or by our competitors;
          and

     o    changes in financial estimates by securities analysts.

In addition, in recent years the stock market in general, and the prices of the stocks of technology companies in particular, has experienced large price fluctuations, sometimes without regard to the fundamentals of the particular company. These broad market and industry fluctuations may adversely affect the market price of our common stock.

Our prospects for obtaining additional financing, if required, are uncertain and failure to obtain needed financing could affect our ability to pursue future growth.

We may need to raise additional funds to develop or enhance our products or services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. We do not know with certainty whether our existing cash and expected revenues will be sufficient to finance our anticipated growth. Additional financing may not be available on terms that are acceptable to us. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage of ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds are not available on acceptable terms, our ability to fund any potential expansion, take advantage unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

We have implemented anti-takeover provisions that could delay or prevent a change in control.

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

Item 2. Properties

As of December 31, 2000, the Company leased approximately 21,000 square feet of office space in Palo Alto, California, which facility includes its executive offices, marketing, sales, product development, and customer support. This lease with extension will expire April 30, 2002. The Company also has an operating lease for approximately 1,700 square feet of office space in New York City, which facility mainly serves as a sales office for the East coast clients. The lease expires March 31, 2002. In addition, the Company has an operating lease for approximately 3,300 square feet of office space in Los Angeles, which facility mainly supports product development. The lease expires in May 2001. In February 2001, an operating lease for approximately 13,000 square feet of office space in Los Angeles, California was signed. The space will be available for occupancy in May 2001. The lease will expire five years from occupancy in 2006. On February 1, 2001, the Company leased 5,500 square feet of office space in San Francisco, California, which facility includes marketing, account management and Elibrium division. The lease expires April 30, 2002.

Item 3. Legal Proceedings

The Company is not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

Information with respect to this item will be set forth in the Company's Definitive Proxy Statement to be delivered in connection with its Annual Meeting of Stockholders, and is incorporated herein by reference.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Commencing with the initial public offering of our common stock on June 15, 1995, our common stock was traded on the Nasdaq National Market ("Nasdaq") under the symbol "MYSW." On September 16, 1999, we changed our name from MySoftware Company to ClickAction Inc. and has also changed our Nasdaq symbol from "MYSW" to "CLAC". As of December 31, 2000, there were 118 stockholders of record of our common stock. As of the same date, 12,592,312 shares of common stock were outstanding out of 60,000,000 shares of common stock authorized.

On April 20, 2000, we effected a two-for-one stock split in the form of a stock dividend to stockholders of record as of April 5, 2000. The following table sets forth the range of high and low prices for the Company's common stock during each quarter. All share prices and per share data and number of common shares have been adjusted to reflect the stock split.

                                         High               Low
         -------------------------------------------------------
         1999 by quarter:
         First                         $11.57            $ 7.00
         Second                          9.94              7.38
         Third                          10.91              5.57
         Fourth                         15.00              4.85

         2000 by quarter:
         First                         $35.50            $10.00
         Second                         24.94              8.00
         Third                          17.50              8.25
         Fourth                         10.25              5.00

During 2000, we issued and sold a total of 971,422 shares of common stock through a series of private placements for an average price per share of $15.78. The proceeds from these private placements totaled $15,331,431. The purchasers represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate restrictive legends are affixed to the stock certificates issued in such transactions. Similar legends were imposed in connection with any subsequent sales of any such securities. All purchasers received adequate information about the Company and had access, through employment or other relationships, to such information.

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

Item 6. Selected Consolidated Financial Data

The following selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report on Form 10-K.

                                                                         Years Ended December 31,
                                                     -------------------------------------------------------------
Statement of Operations Data:                           2000         1999         1998         1997          1996
                                                        ----         ----         ----         ----          ----
                                                                   (in thousands, except per share data)
Net revenues .....................................   $32,635       $21,265       $15,045      $12,353      $12,872
Cost of  revenues ................................     9,525         6,046         4,201        5,738        3,951
                                                     -------       -------       -------      -------      -------
     Gross profit ................................    23,110        15,219        10,844        6,615        8,921
Operating expenses:
    Product development ..........................     8,502         3,442         1,997        2,222        1,989
    Sales and marketing ..........................    14,844        10,777         6,150        6,356        6,271
    General and administrative ...................     4,366         3,206         2,679        2,190        1,831
    Restructuring charge .........................      --            --            --            193         --
    Write-off of acquired technology .............      --            --            --           --            255
    Merger-related expense .......................      --             232          --           --           --
                                                     -------       -------       -------      -------      -------
Total operating expenses .........................    27,712        17,657        10,826       10,961       10,346
                                                     -------       -------       -------      -------      -------
Operating (loss) income ..........................    (4,602)       (2,438)           18       (4,346)      (1,425)
Interest income ..................................       345           233           239          309          398
                                                     -------       -------       -------      -------      -------
(Loss) income before cumulative effect of
    accounting change and income tax expense .....    (4,257)       (2,205)          257        4,037       (1,027)
Income tax expense (benefits) ....................         2            18            37         --            (72)
Cumulative effect of accounting change ...........      (261)         --            --           --           --
                                                     -------       -------       -------      -------      -------
Net (loss) income ................................   $(4,520)      $(2,223)      $   220      $(4,037)     $  (955)
                                                     =======       =======       =======      =======      =======
Basic net (loss) earnings per share ..............   $ (0.38)      $ (0.22)      $  0.02      $ (0.47)     $ (0.11)
Weighted average shares of common stock
    outstanding used in computing basic net (loss)    11,741        10,022         9,306        8,576        8,467
    earnings per share
Diluted net (loss) earnings per share ............   $ (0.38)      $ (0.22)      $  0.02      $ (0.47)     $ (0.11)
Weighted average shares of common stock
    outstanding used in computing diluted net
    (loss) earnings per share ....................    11,741        10,022        10,152        8,576        8,467

                                                                               December 31,
                                                        2000          1999         1998          1997         1996
                                                        ----          ----         ----          ----         ----
Balance Sheet Data:                                               (in thousands, except per share data)
    Cash and cash equivalents......................  $ 8,343       $ 3,214       $ 5,440       $5,035      $ 7,718
    Working capital................................   12,796         4,337         4,825        3,739        7,016
    Total assets...................................   29,156        12,650        10,037        8,658       12,409
    Total stockholders' equity.....................  $18,342       $ 5,313       $ 5,662       $4,691      $ 8,715

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations along with our condensed consolidated financial statements and the related notes included in this Form 10-K. In addition to historical information contained herein, the following discussion contains words such as "intends," "believes," "anticipates," "plans," "expects," and similar expressions which are intended to identify forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in these forward-looking statements. Factors that could cause or contribute to these differences include the factors discussed above under "Business--Factors Which May Impact Future Operating Results." You should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by federal securities laws, we do not intend to update any of the forward-looking statements after the date of this Form-10K to conform them to actual results or to reflect new information or changed circumstances.

Overview

During the twelve months ended December 31, 2000, we generated approximately 64% of our net revenues from the sale of our desktop applications and approximately 36% of our net revenues from the sale of our email relationship management, or ERM, products and services. We sell our ERM products and services directly to consumers and enterprise clients. Revenues from our ERM products and services consist of setup fees for installing our ERM system for our clients, email usage revenues based upon the number of emails sent by our clients, email list management fees, fees for professional services performed in connection with our clients' email marketing campaigns, and licensing fees from the license of our ERM system.

During the fourth quarter of fiscal year 2000, the Company adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101") effective January 1, 2000. SAB 101 requires the Company to recognize setup fees on a straight-line basis over the term of the service contract. Due to these changes, the Company recorded a cumulative adjustment of $261,000. The impact in 2000 of adopting SAB 101 was to reduce net income before the cumulative effect of the accounting change by $280,000, which reduced basic and diluted net loss per share by $0.02. As of December 31, 2000, the Company recorded approximately $588,000 of deferred revenues related to such setup activities. Prior to the implementation of SAB 101 in the fourth quarter of 2000, we recognized revenue on setup fees in an amount equal to incremental direct costs incurred related to the setup activities. The remaining setup fees were then recognized on a straight-line basis over the term of the service contract. Following the implementation of SAB 101, we recognize setup fees on a straight-line basis over the term of the service contract.

We recognize email usage revenue based on the number of emails delivered and the related per email delivery charge. We recognize email list management fees based on the number of email lists downloaded and delivered, and we recognize professional services fees as the services are rendered. We recognize licensing fees over the terms of the contracts.

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

Results of Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the years ended December 31, 2000, 1999 and 1998.

                         ClickAction Inc. and Subsidiary
                      Consolidated Statements of Operations
                        (As a Percentage of Net Revenues)

                                                                         Years Ended December 31,
                                                       -------------------------------------------------------------
                                                              2000                 1999                1998
                                                       -------------------- ------------------- --------------------
Net revenues
  Desktop applications                                        64.0%                95.0%              100.0%
  ERM products and services                                   36.0                  5.0                 0.0
                                                       -------------------- ------------------- --------------------
                                                             100.0%               100.0%              100.0%

Cost of revenues                                              29.2                 28.4                27.9
                                                       -------------------- ------------------- --------------------
  Gross profit                                                70.8%                71.6%               72.1%
                                                       -------------------- ------------------- --------------------

Operating expenses:
  Product development                                         26.1                 16.2                13.3
  Sales and marketing                                         45.5                 50.7                40.9
  General and administrative                                  13.4                 15.1                17.8
  Merger-related expense                                        --                  1.1                  --
                                                       -------------------- ------------------- --------------------
     Total operating expenses                                 85.0%                83.1%               72.0%
                                                       -------------------- ------------------- --------------------

     Operating (loss) income                                 (14.2)%              (11.5)%               0.1%

Interest income                                                1.1                  1.1                 1.6
                                                       -------------------- ------------------- --------------------

    (Loss) income before cumulative effect
    of accounting change and income tax
    expense                                                  (13.1)               (10.4)                1.7
Income tax expense                                              --                  0.1                 0.2
Cumulative effect of accounting change (1)                    (0.8)                  --                  --
                                                       -------------------- ------------------- --------------------

    Net (loss) income                                        (13.9)%              (10.5)%               1.5%
                                                       ==================== =================== ====================

Note (1): Represents the cumulative effect of implementing SAB 101 as of January 1, 2000.

Net Revenues

Net revenues are defined as total revenues less returns and allowances. Our net revenues increased $11.3 million, or 53% to $32.6 million in 2000, compared with net revenues of $21.3 million in 1999. Our net revenues increased $6.3 million, or 41% in 1999 from net revenues of $15.0 million in 1998. We generate revenues primarily through the sale of desktop application software products to retailers and distributors. During 2000, sales of desktop application software products to retailers and consumers represented approximately 64% of net revenues compared to 95% in 1999 and 100% in 1998. Due to our shift in strategic focus from desktop software application programs for small businesses and home offices to ERM products and services, we expect net revenues from our ERM products and services to increase as a percentage of net revenues in future periods. Approximately 12% of net revenues in 2000 were generated from sales of data directly downloaded by customers through our MyProspects.com site, licensing our software and services to our Original Equipment Manufacturing ("OEM") partners, sales of annuity-based products and direct sales of desktop application software products to customers. We generated approximately 36% of our net revenues in 2000 from sales of our Web-based ERM products and services.

The increase in net revenues in 2000 compared to 1999 was primarily due to increased revenues from sales of our ERM products and services to our enterprise clients. The increase in net revenues in 1999 compared to 1998 was primarily due to increased revenues from the sales of our desktop software through retailers and OEM partners. The increase in net revenues was primarily the result of higher volume in number of units sold.

In year 2000, we adopted Staff Accounting Bulletin ("SAB") 101, which summarizes SEC's view in applying certain generally accepted accounting principles to revenue recognition in financial statements. As a result of the adoption of SAB 101, we recognized a loss on adjustment of $261,000 in 2000.

Gross Profit

Our gross profit margin was 70.8% in 2000, compared to 71.6% in 1999, and 72.1% in 1998. The decreases in gross margin in 2000 from 1999 and in 1999 from 1998 were primarily due to the increased cost of sales associated with our ERM products and services as well as higher promotional cost of sales with our desktop applications. Our gross margins vary from period to period due primarily to changes in product mix, the direct cost associated with our ERM setup activities and professional services, the timing and nature of promotional activities, changes in product return levels, and the amortization of capitalized software product costs.

Product Development Expenses

Our product development expenses were $8.5 million in 2000, compared to $3.4 million in 1999 and $2.0 million in 1998. As a percentage of net revenues, product development expenses were 26.1% in 2000, compared to 16.2% in 1999 and 13.3% in 1998. The increase in product development expenses as a percentage of net revenues in 2000 compared to 1999 was primarily due to our continued focus on the development of our ERM products and services. The increase in product development expenses as a percentage of net revenues in 1999 compared to 1998 was primarily due to the strategic shift in our focus from sales of desktop application software products and services to the development and sales of our ERM and eCRM products and services.

Product development expenses primarily consist of professional services or licensing fees, as well as internal development costs for our Web-based services which include payroll and payroll related expenses. Outside development costs for our software products are capitalized and amortized to the cost of revenues as the corresponding products are sold. We have capitalized direct labor involved in the development of our eCRM software and will amortize it over a period of two years upon product completion, currently planned in mid-2001. We include the costs of identifying and validating product concepts and features in sales and marketing expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased to $14.8 million in 2000, compared to $10.8 million in 1999 and $6.1 million in 1998. As a percentage of net revenues, sales and marketing expenses were 45.5% in 2000, 50.7% in 1999 and 40.9% in 1998. The decrease in sales and marketing expenses as a percentage of net revenues in 2000 from 1999 was primarily a result of reduced marketing costs accompanying our shift in strategic focus toward enterprise clients. The increase in sales and marketing expenses in 1999 from 1998 as a percentage of net revenues was primarily due to our shift in product strategy and higher marketing expenses associated with the change of our corporate name. We expect our sales and marketing expenses to remain flat or slightly higher as a percentage of net revenues during 2001 as we continue to expand and enhance our ERM products and services by building brand awareness and improving our client services and professional services infrastructure, as well as providing retail promotional activities for our desktop products. In addition, we expect to incur additional sales and marketing expenses in connection with the introduction of our eCRM products and services which we expect to introduce in mid-2001.

General and Administrative Expenses

General and administrative expenses increased $1.2 million to $4.4 million in 2000, compared to $3.2 million in 1999 and $2.7 million in 1998. As a percentage of net revenues, general and administrative expenses were 13.4% in 2000, 15.1% in 1999 and 17.8% in 1998. The increase in general and administrative expenses in 2000 from 1999 was primarily the result of an increase in the headcount and infrastructure expenses to support our growth. The increase in general and administrative expenses in 1999 from 1998 was primarily the result of integration expenses associated with the MarketHome acquisition. We expect our general and administrative expenses to increase slightly as a percentage of net revenues in 2001 to support our anticipated growth in ERM products and services and the introduction of our eCRM products and services. The decreases in general and administrative expenses as a percentage of net revenues in 2000 from 1999 and in 1999 from 1998 were primarily the result of a flat organizational structure that increased efficiency and productivity.

Restructuring Charge and Merger-Related Expense

In connection with the MarketHome acquisition, we incurred a one-time merger-related expense of $231,674 in 1999.

Interest Income

Interest income increased to $345,000 in 2000, compared to $233,000 in 1999 and $239,000 in 1998. The increase in interest income in 2000 compared to 1999 was due to higher average cash balances resulting in part from the proceeds of sales of additional shares of our common stock.

Provision for Income Taxes

We recorded $2,000 in income tax expense for fiscal year 2000 compared with $19,000 in 1999. Due to the temporary timing differences between book and tax income, we had a net operating loss for income tax purposes in 1998 despite having net income for financial reporting purposes. In addition, based on the uncertainty of future realization of deferred tax assets, our management does not believe that sufficient future taxable income will be generated to take advantage of all of our net deferred tax assets. Accordingly, a full valuation allowance has been recorded against the deferred tax assets.

As a result of the foregoing factors, we incurred a net loss of $4.5 million in 2000, compared to a net loss of $2.2 million in 1999 and a net income of $220,000 in 1998.

Liquidity and Capital Resources

As of December 31, 2000, we had $8.3 million in cash, cash equivalents and short-term investments.

Our operating activities used $6.3 million of cash for the year ended December 31, 2000. These uses were primarily attributable to our investment in the development of ClickAction ERM and ClickAction eCRM products, the expansion of our sales force and the enhancement of the infrastructure necessary to support our growth and increase sales, which lead to an increase in accounts receivable. Our operating activities used $3.1 million of cash for the year ended December 31, 1999. These uses were primarily attributable to expenses related to MarketHome acquisition and investment in our ERM products and services. Our operating activities generated $310,000 of cash for the year ended December 31, 1998. The net cash generated was primarily attributed to cost reduction efforts that resulted in net income and positive cash flows for the year.

Our investing activities used $6.0 million of cash for the year ended December 31, 2000. These activities consisted of capital expenditures for the purchase of computer equipment and capitalized software costs that were primarily attributable to the development of ClickAction ERM and ClickAction eCRM products. Our investing activities used $894,000 and $648,181 of cash for the years ended December 31, 1999 and 1998. These activities consisted of capital expenditures for the purchase of computer equipment and capitalized software costs that were primarily attributed to the development of our desktop application products.

Our financing activities provided $17.4 million in cash for the year ended December 31, 2000 which primarily consisted of proceeds of $15.3 million from the sale of 971,422 shares of our common stock in a series of private transactions. Our financing activities provided $1.8 million of cash for the year ended December 31, 1999 which primarily consisted of proceeds from the sale of our common stock and exercise of stock options. Our financing activities provided $743,000 of cash for the year ended December 31, 1998 which primarily consisted of proceeds from the sale of preferred stock and exercise of stock options.

Historically, retail and distributor customers of our desktop application software products do not pay accounts receivables on timely basis in the first quarter due to various factors, including their reconciliation of annual sales for the previous fiscal year in order to determine the amount of credits they are due under our annual marketing credit program and their internal inventory re-alignment. As a result of this trend and the payment in the first quarter of accounts payable due as the end of the fiscal year, our available cash and cash equivalents during the first quarter are typically lower than during the remainder of our fiscal year.

Since inception, we have financed our activities almost exclusively from cash generated by operations and equity financing. We have no interest-bearing debt instruments. We believe our existing cash and cash equivalents, and cash generated by operations will be sufficient to meet our capital needs for the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt instruments. The sale of additional equity or equity related securities could result in additional dilution to our stockholders. In addition, we will from time to time consider the acquisition of or investment in complementary businesses, products, services and technologies which might impact our liquidity requirements or cause us to issue additional equity or debt securities. Financing may not be available in amounts or on terms acceptable to us, or at all.

Stock Split

On April 20, 2000, we effected a two-for-one stock split in the form of a stock dividend to stockholders of record as of April 5, 2000. The accompanying notes to condensed consolidated financial statements have been adjusted to reflect the stock split.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other derivatives, (collectively referred to as derivative) and for hedging activities. Through December 31, 2000, the Company has not had any investments in derivative instruments and the Company has not engaged in hedging activities. Accordingly, the Company has evaluated the effects of adopting SFAS No. 133 and does not believe that it will have a material impact on its financial position, results of operations or cash flows. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS 138 addresses certain issues related to the implementation of SFAS 133, but does not change the basic model of SFAS 133 or further delay the implementation of SFAS 133.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements                                Page
-------------------------------------------------------------------------------
Independent Auditors' Report                                               38

Consolidated Balance Sheets
As of December 31, 2000 and 1999                                           39

Consolidated Statements of Operations
Years Ended December 31, 2000, 1999 and 1998                               40


Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2000, 1999 and 1998                               41

Consolidated Statements of Cash Flows
Years Ended December 31, 2000, 1999 and 1998                               42

Notes to Consolidated Financial Statements                                 43


Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

We do not have any changes in and disagreements with our auditors on accounting and financial disclosure

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

Information with respect to Directors may be found in the section captioned "Election of Directors" appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2000 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Executive Officers

The executive officers of the Company as of March 27, 2001 are as follows:

                  NAME                               AGE                   POSITIONS
---------------------------------------------        ---        -------------------------------

Gregory W. Slayton........................            41        President, Chief Executive Officer and Director

Sharon S. Chiu............................            40        Vice President of Operations, Chief
                                                                Financial Officer and Secretary

Joseph Cortale............................            41        Executive Vice President, World Wide Sales

A biography of the principal occupation for the past five years of each of the executive officers is provided below.

Gregory W. Slayton joined the Company in December 1997 as President, Chief Executive Officer and a member of the Company's Board of Directors. From March 1996 to July 1997, Mr. Slayton was the President, Chief Operating Officer, and Director of ParaGraph International, a privately held company. In August 1994, Mr. Slayton co-founded Worlds, Inc. and served as Senior Vice President and Chief Financial Officer until November 1995. Prior to founding Worlds, Inc., Mr. Slayton served as Vice President and Chief Financial Officer at Paramount Technology Group of Paramount Communications Inc. Mr. Slayton was also a management consultant with McKinsey & Company for four years. Mr. Slayton serves on a number of high tech corporate boards including inTest Corporation, and Quantum and is on the Board of Opportunity International, a large non-profit organization. Mr. Slayton holds a Bachelors of Arts in Economics from Dartmouth College, magna cum laude, and a Masters of Business Administration with Distinction from Harvard Business School.

Sharon S. Chiu joined the Company in November 1990 and has served in a number of financial, operational and managerial positions. Ms. Chiu has served as Chief Financial Officer, Vice President of Operations and Secretary since May of 1998. Ms. Chiu formerly held positions as Vice President, Director of Finance, Controller, and Manager of Operations and Accounting. Prior to joining the Company, Ms. Chiu served as Accounting Manager and Operations Manager at several privately-held PC manufacturing companies and high-tech start-up companies. Ms. Chiu has a Bachelors Degree in Business Administration from National Taiwan University and a Masters of Business Administration from University of Illinois at Urbana-Champaign.

Joe Cortale joined the company in January 1996 as Vice President of Business Development. In June 1999, Mr. Cortale was promoted to Executive Vice President of Sales & Business Development. Prior to joining ClickAction, Mr. Cortale served as Vice President of Sales & Business Development with PaperDirect since 1993. Mr. Cortale also spent over five years at Aldus Corporation as Eastern Region Manager responsible for the Eastern United States and Canada. Mr. Cortale holds a BA from LaSalle University, and frequently speaks at internet and investor conferences. Mr. Cortale has served as a Board of Director of VistaPrint.com since January 2000.

Item 11. Executive Compensation

Information with respect to this item will be set forth in the Company's Definitive Proxy Statement to be delivered in connection with its Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12. Securities of Ownership of Certain Beneficial Owners and Management

Information with respect to this item will be set forth in the Company's Definitive Proxy Statement to be delivered in connection with its Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information with respect to this item will be set forth in the Company's Definitive Proxy Statement to be delivered in connection with its Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.  Financial Statements and Supplementary Data

         See Item 8 of this Form 10-K.

     2.  Financial Statement Schedule

         The following financial statement schedule of the Company for the years ended December 31, 2000, 1999 and 1998 is filed as part of this Report and should be read in conjunction with the consolidated financial statements.

                  Schedule II - Valuation and Qualifying Account

         All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes.

     3.  Exhibits

         See Exhibits Index on page 58. The Exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this report.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, California, on the 27th day of March 2001.

                                           CLICKACTION INC.

                                      BY   /s/ Gregory W. Slayton
                                           -----------------------------------
                                               Gregory W. Slayton
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th of March 2001.

          Signature                                   Title                                 Date
          =========                                   =====                                 ====
-----------------------------------   ------------------------------------------    ----------------------

       /s/ David P. Mans                  Chairman of the Board of Directors            March 27, 2001
       ==================                 ==================================            ==============
         David P. Mans
         =============

    /s/ Gregory W. Slayton              President, Chief Executive Officer and          March 27, 2001
    =======================             =======================================         ==============
       Gregory W. Slayton                             Director
       ==================                             ========
                                             (Principal Executive Officer)
                                             =============================

      /s/ Sharon S. Chiu                Vice President of Operations and Chief          March 27, 2001
      ===================               =======================================         ==============
        Sharon S. Chiu                            Financial Officer
        ==============                            =================
                                               (Principal Financial and
                                               ========================
                                                  Accounting Officer)
                                                  ===================

       /s/ Howard Love                                Director                          March 27, 2001
       ================                               ========                          ==============
         Howard Love
         ===========

       /s/ Randy Haykin                               Director                          March 27, 2001
       =================                              ========                          ==============
         Randy Haykin
         ============

   /s/ Edwin R. Niehaus, III                          Director                          March 27, 2001
   ==========================                         ========                          ==============
     Edwin R. Niehaus, III
     =====================

     /s/ Gary J. Daichendt                            Director                          March 27, 2001
     ======================                           ========                          ==============
       Gary J. Daichendt
       =================

     /s/ Emerick M. Woods                             Director                          March 27, 2001
     =====================                            ========                          ==============
       Emerick M. Woods
       ================

                          Independent Auditors' Report

The Board of Directors and Stockholders
ClickAction Inc.:

We have audited the accompanying consolidated balance sheets of ClickAction Inc. (formerly known as MySoftware Company), and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClickAction Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statements schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

KPMG LLP
Mountain View, California
February 15, 2001

                         ClickAction Inc. and Subsidiary
                           Consolidated Balance Sheets

                                                                                       December 31,
Assets                                                                             2000            1999
                                                                                -----------    -----------
Current assets:
  Cash and cash equivalents                                                     $ 8,342,543    $ 3,214,228
  Accounts receivable, less allowance for sales returns and doubtful
    accounts of $678,565 in 2000 and $2,963,119 in 1999                          13,189,066      6,633,255
  Inventories                                                                     1,879,018      1,537,853
  Other current assets                                                              200,061        288,004
                                                                                -----------    -----------
    Total current assets                                                         23,610,688     11,673,340

Property and equipment, net                                                       4,396,367        779,638
Other assets                                                                      1,149,314        196,937
                                                                                -----------    -----------
    Total assets                                                                $29,156,369    $12,649,915
                                                                                ===========    ===========

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                              $ 6,968,953    $ 3,308,899
  Accrued compensation                                                            1,166,197        744,378
  Other accrued liabilities                                                       2,091,670      3,090,074
  Deferred revenues                                                                 587,725        193,246
                                                                                -----------    -----------
    Total current liabilities                                                    10,814,545      7,336,597

Stockholders' equity:
   Preferred stock: $0.001 par value; 2,000,000 shares authorized;
     none outstanding in 2000 and 1999                                                   --             --
  Common stock: $0.001 par value; 60,000,000 shares authorized;
   12,592,312 and  10,812,108 shares issued and outstanding in 2000 and 1999,
   respectively                                                                      12,592         10,812
  Deferred stock-based compensation                                                (118,125)      (170,625)
  Additional paid-in capital                                                     28,858,238     11,363,705
  Accumulated deficit                                                           (10,410,881)    (5,890,574)
                                                                                -----------    -----------
    Total stockholders' equity                                                   18,341,824      5,313,318
                                                                                -----------    -----------
    Total liabilities and stockholders' equity                                  $29,156,369    $12,649,915
                                                                                ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ClickAction Inc. and Subsidiary
                      Consolidated Statements of Operations

                                                           Years Ended December 31,
                                                 --------------------------------------------
                                                    2000             1999            1998
                                                 ------------    ------------    ------------
Net revenues
   Desktop applications                          $ 20,878,476    $ 20,184,352    $ 15,038,139
   ERM products and services                       11,756,565       1,080,634           6,498
                                                 ------------    ------------    ------------
                                                   32,635,041      21,264,986      15,044,637

Cost of revenues                                    9,524,926       6,046,300       4,200,746
                                                 ------------    ------------    ------------
   Gross profit                                    23,110,115      15,218,686      10,843,891
                                                 ------------    ------------    ------------
Operating expenses:
  Product development                               8,501,821       3,442,070       1,997,355
  Sales and marketing                              14,844,538      10,776,215       6,149,935
  General and administrative                        4,365,974       3,206,298       2,678,934
  Merger-related expense                                 --           231,674            --
                                                 ------------    ------------    ------------
    Total operating expenses                       27,712,333      17,656,257      10,826,224
                                                 ------------    ------------    ------------
    Operating (loss) income                        (4,602,218)     (2,437,571)         17,667

Interest income                                       344,709         232,920         238,860
                                                 ------------    ------------    ------------
(Loss) income before cumulative effect of
    accounting change and income tax expense       (4,257,509)     (2,204,651)        256,527
Income tax expense                                      1,600          18,641          36,627
Cumulative effect of accounting change               (261,198)           --              --
                                                 ------------    ------------    ------------

    Net (loss) income                            $ (4,520,307)   $ (2,223,292)   $    219,900
                                                 ============    ============    ============
     Basic net (loss) earnings per share         $      (0.38)   $      (0.22)   $       0.02
                                                 ============    ============    ============
     Weighted average shares of common stock
     outstanding  used in computing basic net
     (loss) earnings per share                     11,740,580      10,022,390       9,306,040
                                                 ============    ============    ============

     Diluted net (loss) earnings per share       $      (0.38)   $      (0.22)   $       0.02
                                                 ============    ============    ============
     Weighted average shares of common stock
     outstanding used in computing diluted net
     (loss) earnings per share                     11,740,580      10,022,390      10,151,430
                                                 ============    ============    ============

                                                                      Years Ended December 31,
                                                                   ----------------------------

                                                                        1999           1998
                                                                   ----------------------------
Pro forma amounts assuming SAB 101 is applied retroactively
Net income (loss)                                                   $(2,484,490)    $ 219,900
Net earnings (loss) per share, basic and diluted                    $     (0.25)    $    0.02

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ClickAction Inc. and Subsidiary
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2000, 1999 and 1998

                                                                                            Deferred
                                     Preferred Stock        Common Stock      Additional   Stock-Based                   Total
                                     ---------------        ------------       Paid-in       Compen-    Accumulated   Stockholders'
                                    Shares     Amount     Shares      Amount   Capital       sation       Deficit        Equity
                                   -------------------------------------------------------------------------------------------------

Balances as of December 31, 1997       --     $ --       8,907,932   $ 8,908  $ 8,563,939   $    --    $ (3,887,182)   $ 4,685,665
Issuance of common stock               --       --         129,818       130       15,287        --            --           15,417
Issuance of preferred stock         264,798      264          --        --        299,736        --            --          300,000
Exercise of stock options              --       --         446,168       446      426,807        --            --          427,253
Deferred compensation related to
    officer stock bonus                --       --            --        --        263,135    (263,135)         --             --
Amortization of deferred
    compensation                       --       --            --        --           --        13,760          --           13,760
Net income                             --       --            --        --           --          --         219,900        219,900
                                   -----------------------------------------------------------------------------------------------
Balances as of December 31, 1998    264,798      264     9,483,918     9,484    9,568,904    (249,375)   (3,667,282)     5,661,995
Conversion of preferred stock to
    common stock                   (264,798)    (264)      264,798       264         --          --            --             --
Issuance of common stock               --       --         760,514       762    1,348,890        --            --        1,349,652
Exercise of stock options              --       --         302,878       302      440,341        --            --          440,643
Deferred compensation related to
    officer stock bonus                --       --            --        --          5,570        --            --            5,570
Amortization of deferred
    compensation                       --       --            --        --           --        78,750          --           78,750
Net loss                               --       --            --        --           --          --      (2,223,292)    (2,223,292)
                                   -----------------------------------------------------------------------------------------------
Balances as of December 31, 1999       --       --      10,812,108    10,812   11,363,705    (170,625)   (5,890,574)     5,313,318
Issuance of common stock               --       --       1,113,665     1,114   15,992,497        --            --       15,993,611
Exercise of stock options              --       --         666,539       666    1,453,266        --            --        1,453,932
Compensation related to stock
    options issued to consultants      --       --            --        --         48,770        --            --           48,770
Amortization of deferred
    compensation                       --       --            --        --           --        52,500          --           52,500
Net loss                               --       --            --        --           --          --      (4,520,307)    (4,520,307)
                                   -----------------------------------------------------------------------------------------------
Balances as of December 31, 2000       --     $ --      12,592,312   $12,592  $28,858,238   $(118,125) $(10,410,881)   $18,341,824
                                   ===============================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         ClickAction Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                             Years Ended December 31,
                                                                  ---------------------------------------------
Cash flows from operating activities:                                 2000             1999              1998
                                                                  ------------     ------------     ------------
Net (loss) income                                                 $ (4,520,307)    $ (2,223,292)    $    219,900
Adjustments to reconcile net (loss)income to net cash
  (used in) provided by operating activities:
  Depreciation and amortization                                      1,532,807          754,320          771,621
  Amortization of deferred stock-based compensation                    101,270           84,320           13,760
  Provisions for sales returns and doubtful accounts                (2,699,181)       2,287,833       (1,149,196)
  Changes in operating assets and liabilities:
    Accounts receivable                                             (3,856,630)      (5,559,715)      (1,726,321)
    Inventories                                                       (341,165)      (1,272,248)         355,176
    Other current assets                                                87,943         (155,481)         878,919
    Accounts payable                                                 3,660,054        2,182,312          273,850
    Accrued compensation                                               421,819          284,715           (7,778)
    Other accrued liabilities                                         (998,404)         900,754           81,191
    Deferred revenue                                                   394,479         (405,760)         599,006
                                                                  ------------     ------------     ------------
      Net cash (used in) provided by operating activities           (6,217,315)      (3,122,242)         310,128
                                                                  ------------     ------------     ------------

Cash flows from investing activities:
Additions to property and equipment                                 (4,939,955)        (805,397)        (125,149)
Software production costs and other assets                          (1,161,958)         (88,873)        (523,032)
                                                                  ------------     ------------     ------------
      Net cash used in investing activities                         (6,101,913)        (894,270)        (648,181)
                                                                  ------------     ------------     ------------

Cash flows from financing activities:
 Proceeds from exercise of common stock options                      1,453,932          440,643          427,253
 Proceeds from issuance of common stock                             15,993,611        1,349,652           15,417
 Proceeds from issuance of preferred stock                                --               --            300,000
                                                                  ------------     ------------     ------------
      Net cash provided by financing activities                     17,447,543        1,790,295          742,670
                                                                  ------------     ------------     ------------

 Net increase (decrease) in cash and cash equivalents                5,128,315       (2,226,217)         404,617

Cash and cash equivalents at beginning of year                       3,214,228        5,440,445        5,035,828
                                                                  ------------     ------------     ------------

Cash and cash equivalents at end of year                          $  8,342,543     $  3,214,228     $  5,440,445
                                                                  ============     ============     ============
Cash paid for:
    Income taxes                                                          --       $     25,800     $      2,427
                                                                  ============     ============     ============
Non-cash financing activity:
   Compensation related to stock options issued to consultants    $     48,770             --               --
   Deferred compensation related to officer stock bonus                   --       $      5,570     $    263,135
                                                                  ============     ============     ============

          See accompanying notes to consolidated financial statements.

                                ClickAction Inc.

                   Notes to Consolidated Financial Statements
                  Years Ended December 31, 2000, 1999 and 1998

1. Nature of Business

         ClickAction Inc. (the Company, formerly known as MySoftware Company) provides Web-based e-marketing services to its enterprise clients. Through its Elibrium division, the Company also develops, manufactures and markets a family of desktop applications which primarily include productivity software applications, annuity-based products and Internet services for small businesses. The Company sells its desktop products primarily through distributors and retail dealers.

2. Summary of Significant Accounting Policies

         Basis of Presentation

         The Company's consolidated financial statements include the accounts of its wholly-owned subsidiary, MarketHome. All significant intercompany accounts and transactions have been eliminated in consolidation.

         Use of Estimates

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Reclassifications

         Certain reclassifications, none of which affected net income (loss), have been made to prior year amounts to conform to the current year presentation.

         Revenue Recognition

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

         SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement, such as software products, upgrades, enhancements, post contract customer support, installation, or training, based on the relative fair values of the elements. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. SOP 97-2 was amended in December 1998 by Statement of Position 98-9 (SOP 98-9) Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. This amendment clarified the specification of what was considered vendor specific objective evidence of fair value for the various elements in a multiple element arrangement. The Company adopted the provision of SOP 98-9 for fiscal year 1999. The adoption of this statement did not have a material impact on the Company's operating results, financial position or cash flows.

                                ClickAction Inc.

         Email Relationship Management Revenue - Accounting Change

         The Company accounts for its revenue related to its high-volume-low-fee Email Relations Management ("ERM") service as two separate components: setup fees and email usage services. During the fourth quarter of fiscal year 2000, the Company adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements ("SAB 101") effective January 1, 2000. SAB 101 requires the Company to recognize setup fees on a straight-line basis over the term of the service contract. Due to these changes, the Company recorded a cumulative adjustment of $261,000. The impact in 2000 of adopting SAB 101 was to reduce net income before the cumulative effect of the accounting change by $280,000, which reduced basic and diluted net loss per share by $0.02. As of December 31, 2000, the Company recorded approximately $588,000 of deferred revenues related to such setup activities.

         Prior to the adoption of SAB 101, the Company recognized revenue on setup fees in an amount equal to incremental direct costs incurred related to the setup activities. The remaining setup fees were then recognized on a straight-line basis over the term of the service contract.

         The Company provides email usage services under two plans. Under a subscription plan, email services are provided over a designated period, typically with a monthly maximum of emails. Subscription plan revenues are recognized ratably over the contract period.

         Email services are also provided on a project basis, and revenues for these services are recognized once the project has been completed.

         Comprehensive Income or Loss

         The Company has no items of comprehensive income or loss other than its net income or net loss.

         Cash and Cash Equivalents

         The Company considers all liquid instruments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value, and consist primarily of money market securities.

         Inventories

         Inventories, comprising finished goods and packaging materials, are stated at the lower cost or market, with cost being determined by the first-in, first-out method or market.

         Property and Equipment

         Property and equipment, comprised primarily of computer equipment and furniture, are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years.

         The Company reviews the recoverability of the carrying amount of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In the event that facts and circumstances indicate that the carrying amount of assets may be impaired, an evaluation of recoverability would be performed and the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to fair value is required. Fair value is determined by reference to discounted future cash flows over the remaining useful life of the related asset.

                                ClickAction Inc.

         Software Development Costs

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, the Company capitalizes its internal software development costs for its desktop applications and e-marketing enterprise software after technological feasibility has been established. Such amounts have not been significant for its desktop products development efforts. However, the Company capitalized approximately $1,057,647 for its e-marketing enterprise software development efforts during 2000. The capitalized software development costs will be amortized to cost of revenues during the period that the related product revenues are recognized.

         The Company accounts for the costs of computer software developed or obtained for internal use in accordance with Statement of Position 98-1 (SOP 98-1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which was effective for fiscal years beginning after December 15, 1998. This statement requires that certain costs incurred during a software development project be capitalized. These costs generally include external direct costs of materials and services consumed in the project and internal costs such as payroll and benefits of those employees directly associated with the development of the software. Though the adoption of SOP 98-1 required the Company to modify its method of accounting for software, it did not have a material impact in its consolidated financial statements.

         The Company makes payments to third-party developers for software production costs. The payments for the development of desktop applications are capitalized upon the establishment of technological feasibility, which is defined by the Company as the completion of a detailed design specification of the software, and are amortized to cost of revenues during the period that the related product revenues are recognized. The ongoing assessment of the realizability of the costs requires considerable judgment related to anticipated future product revenues, estimated economic life, and changes in hardware and software technology. The capitalized amounts paid to third-party developers for the years ended December 31, 2000, 1999 and 1998 aggregated $52,500, $88,747and $523,032 respectively.

         Amortization of software production costs is provided on a product-by-product basis. Annual amortization is the greater of the amount computed using the ratio of current product revenue to the total of current and anticipated future product revenue or the straight-line method over the remaining estimated economic lives of two years. Amortization expense for the years ended December 31, 2000, 1999 and 1998, aggregated $209,581, $511,201 and $585,544.

         Royalties

         Royalties are accrued based on net sales pursuant to agreements with external software developers of software products published by the Company. Royalty costs, generally 2% of related revenues subject to certain maximum payment amounts, are included in cost of revenues.

         Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with one financial institution. Management believes the financial risks associated with such deposits are minimal. A substantial portion of the Company's sales and accounts receivable are derived from two customers. If one or both of these customers ceases business or fails to pay amounts due, the financial statements of ClickAction would be materially, adversely affected.

                                ClickAction Inc.

         Sales Returns

         Returns of our desktop application products are charged to the sales return allowance, which the Company establishes as a percentage of sales based upon historical sales returns.

         Advertising Costs

         Advertising costs are charged to operations when incurred.

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

         Stock Spilt

         On April 20, 2000, the Company effected a two-for-one stock split in the form of stock dividend to stockholders of record as of April 5, 2000. All per share data and number of common shares have been retroactively adjusted to reflect the stock split.

         Net Earnings (Loss) Per Share

         Basic net earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net earnings (loss) per share is computed using the weighted average number of shares of common stock outstanding and potential shares from options of common stock using the treasury stock method, when dilutive.

         Following is a reconciliation of the common shares used to calculate basic net earnings (loss) per share to the common shares used to calculate diluted net earnings (loss) per share for 2000, 1999 and 1998:

                                                                      Years Ended December 31,
                                                               --------------------------------------
                                                                   2000          1999          1998
                                                               ----------    ----------    ----------
         Weighted-average common shares used to
           calculate basic net earnings (loss) per share       11,740,580    10,022,390     9,306,040
         Convertible preferred stock                                   --            --       132,400
         Stock options                                                 --            --       712,990
                                                               ----------    ----------    ----------
         Weighted-average common shares used to
            calculate diluted net earnings (loss) per share    11,740,580    10,022,390    10,151,430
                                                               ==========    ==========    ==========

         Excluded from the computation of diluted loss per share for 2000 and 1999 are options to acquire 2,933,256 and 1,973,026 shares, respectively, of common stock with weighted-average exercise prices of $13.49 and $7.57, respectively, because their effect would be anti-dilutive.

                                ClickAction Inc.

         Stock-Based Compensation

         The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25, and complies with the disclosure provisions of SFAS No.
         123. Compensation expense on fixed stock options is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force
         (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.

         Fair Value of Financial Instruments

         The carrying amounts for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short period of time until maturity.

3.       Balance Sheet Components

         Accounts Receivable

                                                                               December 31,
                                                                 -----------------------------------------
                                                                        2000                   1999
                                                                 -------------------    ------------------
           Accounts receivable                                      $ 13,867,631          $  9,596,374
           Allowance for returns and  doubtful accounts                 (678,565)           (2,963,119)
                                                                 -------------------    ------------------
               Accounts receivable, net                             $ 13,189,066          $  6,633,255
                                                                 ===================    ==================

         Bad debt expense was $91,518, $25,000 and $100,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Inventories

                                                                               December 31,
                                                                 -----------------------------------------
                                                                        2000                   1999
                                                                 -------------------    ------------------
           Packaging materials                                      $  1,044,051          $    723,397
           Finishing goods                                               834,967               814,456
                                                                 -------------------    ------------------
                                                                    $  1,879,018          $  1,537,853
                                                                 ===================    ==================

         Property and Equipment

                                                                               December 31,
                                                                 -----------------------------------------
                                                                        2000                   1999
                                                                 -------------------    ------------------
           Computer equipment and purchased software                $  5,789,869          $  1,071,135
           Office equipment, furniture and fixtures                      470,401               249,180
                                                                 -------------------    ------------------
                                                                       6,260,270             1,320,315

           Accumulated depreciation and amortization                  (1,863,903)             (540,677)
                                                                 -------------------    ------------------
               Property and equipment, net                          $  4,396,367          $    779,638
                                                                 ===================    ==================

         Depreciation and amortization expense totaled $1,323,225, $243,119 and $184,227 for the years ended December 31, 2000, 1999 and 1998, respectively.

                                ClickAction Inc.

         Other Assets

                                                                               December 31,
                                                                 -----------------------------------------
                                                                        2000                   1999
                                                                 -------------------    ------------------
               Software production costs paid to third-party
                  contractors, net of accumulated amortization      $  1,057,647          $    157,081
               Deposits                                                   91,667                39,857
                                                                 -------------------    ------------------
                                                                    $  1,149,314          $    196,937
                                                                 ===================    ==================

         The amortization expense totaled $209,581, $511,202 and $585,543 for the years ended December 31, 2000, 1999 and 1998

         Other Accrued Liabilities

                                                                               December 31,
                                                                 -----------------------------------------
                                                                        2000                   1999
                                                                 -------------------    ------------------
              Accrued advertising                                   $  1,125,631          $    976,456
               Customer deposit                                          165,864               632,911
               Other current liabilities                                 800,175             1,480,707
                                                                 -------------------    ------------------
                   Total other accrued liabilities                  $  2,091,670          $  3,090,074
                                                                 ===================    ==================

4.       Stockholders' Equity

         Common Stock

         As of April 30, 1995, there were outstanding 6,437,060 shares of common stock held of record by approximately eight stockholders. In June 1995, the Company completed its initial public offering and issued 2,000,000 shares of common stock at a price to the public of $5.115 per share. The net proceeds of the initial public offering were approximately $10.2 million.

         In March 2000, the Company issued and sold an aggregate of 254,776 shares of our common stock in private placements to certain strategic and institutional investors for an average price per share of $20.61 (post stock split). The proceeds from this issuance were approximately $5.2 million. In connection with these transactions, the Company also issued warrants entitling the investors to purchase an aggregate of 25,478 shares of common stock over a three year period with exercise prices equal to the fair market value of the common stock on the warrant issuance dates. The fair value of these warrants was determined to be approximately $490,800 and was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.28% - 6.35%, life of three years, and volatility of 144.81%. Because these were issued in connection with raising capital, the cost of the warrants has been charged to additional paid-in-capital.

         In June and July 2000, the Company issued and sold an aggregate of 716,646 shares of common stock in private placements to certain strategic and institutional investors for an average price per share of $14.07. The proceeds from this issuance were approximately $10.1 million. In connection with these transactions, the Company also issued warrants entitling the investors to purchase an aggregate of 71,666 shares of common stock over a three year period at an average per share price of $14.07. The fair value of these warrants was determined to be approximately $892,000 and was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.28% - 6.35%, life of three years, and volatility of 144.81%. Because these were issued in connection with raising capital, the cost of the warrants has been charged to additional paid-in-capital.

                                ClickAction Inc.

         Officer Stock Bonus

         In June 1998, the Board of Directors granted a stock bonus of 120,000 shares of common stock, at no cost, to the Chief Executive Officer ("CEO"). Unvested shares are subject to a buy back provision and vest ratably over five years, with acceleration if certain performance conditions are achieved by the Company. The Company has recorded $263,135 as deferred compensation, which is being amortized ratably over the vesting period of five years. As the shares underlying the stock bonus had not been issued to the CEO as of December 31, 2000, the shares have been presented as outstanding stock options with a zero exercise price in the tables below.

         Stock Options

         In September 1994, the Company granted five key employees an aggregate of 470,000 common stock options at an exercise price of $0.75 per share, the fair market value of the Company's common stock on the date of grant. These options vested ratably over three years and expire 10 years from the grant date.

         The Company adopted the 1995 Equity Incentive Plan (the Plan) in April 1995, and reserved 2,000,000 shares thereunder. The Plan provides for the grant of incentive stock options to employees of the Company and for the grant of nonstatutory stock options to employees and consultants of the Company. The Board of Directors administers the Plan and has the discretion to grant stock options. Exercise prices may not be less than 100% and 85% of the fair market value at the date of grant for incentive options and nonstatutory options, respectively. In May 1999 and 2000, ClickAction's stockholders approved an amendment to the Plan and increased the aggregate number of shares under such plan by 1,200,000 and 1,500,000, respectively. Options granted under the Plan generally vest over four years and expire 10 years from the grant date. In 2000, the Company granted 1,502,021 options under the Plan.

         The Company adopted the 1995 Non-employee Directors' Plan in April 1995 and reserved 400,000 shares thereunder. The Non-employee Directors' Plan provides for the automatic grant of nonstatutory stock options to non-employee directors of the Company at the fair market value of the common stock on the date of grant. The term of all options granted under the Non-employee Directors' Plan may not exceed 10 years or the end of the director's status as director. In 2000, the Company granted 170,000 options under the Non-employee Directors' Plan.

         The Company adopted the 1998 Non-Officer Stock Option Plan (the "NOSOP") in November 1998 and reserved 430,000 shares thereunder. The NOSOP provides for the grant of non-qualified options to non-officer employees and consultants of the Company. The Board of Directors administers the NOSOP and has the discretion to grant stock options. Exercise prices may not be less than 100% of the fair market value at the date of grant. In November 1999, the Board of Directors approved an amendment to the NOSOP plan and increased the aggregate number of shares under the NOSOP plan by 1,000,000. Options granted under the NOSOP generally vest over four years and expire 10 years from the grant date. The Company granted 1,304,300 options during 2000 under the NOSOP.

         On November 16, 1998, the Company offered its employees a stock option repricing program that allowed employees to exchange on a one-for-one basis any options priced above $2.125 for options with an exercise price of $1.9375 per share, which was the closing price of the ClickAction common stock on November 13, 1998. As a result, 271,000 options were surrendered by eligible employees for repriced options. The vesting of the repriced options was extended by six months.

         In 1999, the Company adopted the MarketHome 1997 Stock Option Plan ("MarketHome Plan") through the MarketHome acquisition. The MarketHome Plan offered the grant of incentive and non-qualified options to employees and consultants of the Company. Options granted under the MarketHome Plan generally vest over four years and expire 10 years from the grant date. Prior to the acquisition, MarketHome granted 136,282, 162,356 and 18,900 shares, respectively in 1999, 1998 and 1997 under the MarketHome Plan.

                                ClickAction Inc.

         MarketHome common stock options were converted to ClickAction options following the August 5, 1999 merger. The number and per share prices are reported pursuant to the 13.7551 to 1.0 exchange ratio as specified in the merger agreement for all periods presented. All non-vested outstanding MarketHome options to non-employees at August 5, 1999 were canceled.

         The following table summarizes all stock option and stock bonus activities for the Company's stock option plans:

                                                      Shares         Weighted
                                                      under     average exercise
                                                      Option     price per share
                                                    ----------  ----------------
         Outstanding as of December 31, 1997         2,092,300    $    1.45

         Granted                                     1,642,356         1.83
         Expired or canceled                          (669,434)        2.15
         Exercised                                    (446,168)        0.98
                                                    ----------
         Outstanding as of December 31, 1998         2,619,054         1.58

         Granted                                     2,497,282         5.45
         Expired or canceled                          (478,570)        4.07
         Exercised                                    (302,878)        1.46
                                                    ----------
         Outstanding as of December 31, 1999         4,334,888         1.94

         Granted                                     2,976,321        12.90
         Expired or canceled                          (977,138)       10.80
         Exercised                                    (666,540)        2.17
                                                    ----------
         Outstanding as of December 31, 2000         5,667,531         7.40
                                                    ==========
         Available for grant at  December 31, 2000     499,749
                                                    ==========

         The following table summarizes information about stock bonuses and stock options outstanding as of December 31, 2000:

                                       Outstanding                                               Exercisable
         ----------------------------------------------------------------------------     -----------------------------
                                                  Weighted-
                                                    Average              Weighted-                         Weighted-
            Range of           Number              Remaining              Average            Number         Average
         Exercise Prices     Outstanding        Contractual Life       Exercise Price     Exercisable    Exercise Price
         ---------------     -----------        ----------------       --------------     -----------    --------------
         $        0.00          120,000              7.50 (years)          $ 0.00            60,000         $   0.00
             0.14-9.03        4,056,319              8.44                    4.34         1,703,693             3.13
           10.13-17.56        1,131,212              9.36                   13.83           191,910            13.13
           20.00-30.00          360,000              9.92                   24.17                 0               --
                              ---------                                                   ---------
         $  0.00-30.00        5,667,531              8.70                  $ 7.40         1,955,603         $   4.01
                              =========                                                   =========

         The Company applies the intrinsic value method in accounting for its stock option plans and, accordingly, does not recognize compensation cost when the exercise price is equal to the fair market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value method as prescribed by SFAS No. 123, net income (loss) and net earnings
         (loss) per share would have been changed to the pro forma amounts indicated in the table below:

                                ClickAction Inc.

                                                                2000              1999              1998
                                                                ----              ----              ----
          Net income (loss):
              As reported                                  $ (4,520,307)    $ (2,223,292)        $ 219,900
              Pro forma                                     (17,843,159)      (6,293,290)         (632,020)

          Basic net earnings (loss) per share:
              As reported                                  $      (0.38)    $      (0.22)        $    0.02
              Pro forma                                           (1.51)           (0.63)            (0.07)

          Diluted net earnings (loss) per share:
              As reported                                  $      (0.38)    $      (0.22)        $    0.02
              Pro forma                                           (1.51)           (0.63)            (0.07)

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                                2000              1999              1998
                                                                ----              ----              ----

                  Expected dividend yield                            --               --                --
                  Expected stock price volatility                144.81%           88.37%               50%
                  Risk-free interest rate                    4.95%-4.97%      6.09%-6.97%       4.58%-6.22%
                  Expected life of options                      5 years        4-5 years           5 years

         The weighted-average fair value of options granted during 2000, 1999 and 1998 was $12.90, $10.21 and $1.80 per share, respectively.

5.       Segment and Geographic Information

         The Company is principally engaged in the development, marketing and manufacturing of small business application programs and Internet e-marketing services. The Company's main products provide solutions for creating customized, professional-quality mailing lists, brochures, labels, business cards, invoices/estimates, tools for Web-based tools and other marketing communications materials. The Company also markets annuity-based mailing products and services which complement the Company's existing mailing software products. In addition, the Company also provides Web-based email marketing services to its enterprise clients.

         The Company identifies and evaluates such segments based principally upon the type of products or services sold. The accounting policies of these reportable segments are the same as those described for the consolidated entity. The Company evaluates the performance of its operating segments based on revenues, gross profit and segment operating income. The Company does not assess the performance of its segments on other measures of income or expense, such as depreciation and amortization, interest income and expense, income taxes or net income. In addition, as the Company's assets are primarily located in its corporate office in the United States and not allocated to any specific segment, the Company does not produce reports for, or measure the performance of, its segments based on any asset-based metrics. Therefore, segment information is presented only for revenues and modified operating income.

         The Company has not separately reported segment information on a geographic basis, as international sales represent less than 1% of net revenue for the year ended December 31, 2000. Capital expenditures for long-lived assets are not reported to management by segment.

                                ClickAction Inc.

         The following segment information is provided for the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                              Segment Information
                                      For the year ended December 31, 2000
                                      ------------------------------------

                                            Desktop          ERM Products
                                         Applications        and Services          Total
                                      -----------------   -----------------    ---------------
         Net revenues                    $  20,878            $  11,757          $  32,635
         Cost of revenues                    6,635                2,890              9,525
                                      -----------------   -----------------    ---------------
                 Gross profit
                                            14,243                8,867             23,110
         Segment operating expenses          8,241               14,555             22,796
                                      -----------------   -----------------    ---------------
         Segment profit (loss)           $   6,002            $  (5,688)         $     314
                                      =================   =================    ===============
         General and administrative expenses                                        (3,818)
         Bonus expense not allocated to segments                                    (1,098)
         Interest income, net                                                          345
                                                                               ---------------
         (Loss) before taxes, as reported                                        $  (4,257)
                                                                               ===============

                                              Segment Information
                                      For the year ended December 31, 1999
                                      ------------------------------------

                                            Desktop          ERM Products
                                         Applications        and Services          Total
                                      -----------------   -----------------    ---------------
           Net revenues                  $  20,184            $   1,081          $  21,265
           Cost of revenues                  6,046                   --              6,046
                                      -----------------   -----------------    ---------------
                   Gross profit             14,138                1,081             15,219
           Segment operating expenses        9,807                4,412             14,219
                                      -----------------   -----------------    ---------------
           Segment profit (loss)         $   4,331            $  (3,331)         $   1,000
                                      =================   =================
           General and administrative expenses                                      (2,617)
           Bonus expense not allocated to segments                                    (589)
           Merger-related expense                                                     (232)
           Interest income, net                                                        233
                                                                               ---------------
           (Loss) before taxes, as reported                                      $  (2,205)
                                                                               ===============

                                ClickAction Inc.

                                            Segment Information
                                    For the year ended December 31, 1998
                                    ------------------------------------

                                          Desktop          ERM Products
                                       Applications        and Services          Total
                                    -----------------   -----------------    ---------------
         Net revenues                  $  15,038            $       6          $  15,045
         Cost of revenues                  4,201                   --              4,201
                                    -----------------   -----------------    ---------------
                 Gross profit             10,837                    6             10,844
         Segment operating expenses        7,612                  264              7,876
                                    -----------------   -----------------    ---------------
         Segment profit (loss)         $   3,225            $    (258)         $   2,968
                                    =================   =================
         General and administrative expenses                                      (2,679)
         Bonus expense not allocated to segments                                    (270)
         Interest income, net                                                        238
                                                                             ---------------
         Income before taxes, as reported                                      $     257
                                                                             ===============

         The following is a brief summary of the types of products and services from which each segment derives its revenues:

         Desktop Applications include software products, applications and other products and services that are complimentary to the Company's desktop applications that are designed for small business application and are sold directly to end-users and retail channel.

         ERM Products and Services include all the products and services related to email relationship management and campaign management of the Company's email marketing clients.

         The segment operating expenses include all operating expenses, except for general and administrative expenses and bonus expense, which are not reported on a segment basis by the Company.

         The following tables summarize sales to customers when sales to such customers exceeded 10% of revenues as well as the amounts due from these customers as a percentage of total gross accounts receivable.

                                                                      Years ended December 31,
                                                                  ----------------------------------
             Percentage of net revenues                           2000          1999          1998
             ---------------------------------------------------------------------------------------
              Customer A                                           60%           34%           37%
              Customer B                                           15%           31%           15%

                                                                     December 31,
                                                                     ------------
             Percentage of total accounts receivable as of        2000          1999
             ----------------------------------------------------------------------------------------
              Customer A                                           66%           52%
              Customer B                                           10%           24%

                                ClickAction Inc.

6.       Income Taxes

         Income tax expense for the years ended December 31, 2000, 1999 and 1998 was comprised of the following:

                                                              2000              1999               1998
                                                         ---------------    --------------     --------------
           Income taxes:
             Current:
                 Federal                                     $     --         $  5,636           $  20,774
                 State                                          1,600            1,600               2,427
                 Foreign                                           --           11,405              13,426
                                                         ---------------    --------------     --------------
                    Total current tax expense                   1,600           18,641              36,627
                                                         ---------------    --------------     --------------
             Deferred:
                 Federal                                           --               --                  --
                 State                                             --               --                  --
                                                         ---------------    --------------     --------------
                    Total deferred tax expense                     --               --                  --
                                                         ---------------    --------------     --------------
                    Total income tax expense                 $  1,600         $ 18,641           $  36,627
                                                         ===============    ==============     ==============

         The December 31, 2000, 1999 and 1998 income tax expense differed form the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income (loss) as a result of following:

                                                              2000              1999               1998
                                                         ---------------    --------------     --------------
             Federal tax (benefit) at statutory rate      $ (1,447,553)       $ (749,581)        $  87,219
             State taxes                                         1,600             1,600             2,154
             Nondeductible expenses                             37,969           291,209            13,035
             Foreign withholding tax                                --            11,405            13,426
             Current year  operating  losses and  temporary
             differences for which no tax benefit is
             recognized                                      1,409,584           458,373           (99,981)
             Other differences                                      --             5,636            20,774
                                                         ---------------    --------------     --------------
             Actual income tax expense                     $     1,600        $   18,641         $  36,627
                                                         ===============    ==============     ==============

         The tax effects of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set out below:

                                                              2000              1999               1998
                                                         ---------------    --------------     --------------
             Deferred tax assets:
                 Accrual and reserves                      $   759,015       $ 1,204,739       $   811,923
                 Net operating loss carryforwards            3,747,789         1,254,654         1,112,627
                 Capitalized start up costs                     36,292            49,490            58,282
                 Tax credit carryforwards                    1,084,809           984,230           679,434
                                                         ---------------    --------------     --------------
                  Gross deferred tax assets                  5,627,906         3,493,113         2,662,266
             Less: Valuation allowance                      (5,627,906)       (3,493,113)       (2,662,266)
                                                         ---------------    --------------     --------------
                  Net deferred tax assets                  $        --       $        --       $        --
                                                         ===============    ==============     ==============

                                ClickAction Inc.

         The net change in the total valuation allowance for the year ended December 31, 2000 was an increase of $2,134,793. The Company's accounting for deferred taxes under SFAS No. 109 involves the evaluation of a number of factors concerning the realizability of the Company's deferred tax assets. To support the Company's conclusion that a 100% valuation allowance was required, management primarily considered such factors as the Company's history of operating losses, the nature of the Company's deferred tax assets and the absence of taxable income in prior carryback years. Although management's operating plans assume taxable income and operating income in future periods, management's evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that such plans are not considered sufficient to overcome the available negative evidence.

         As of December 31, 2000 the Company has federal and California net operating losses carryforwards of approximately $9,394,000 and $5,698,000, respectively, which expire in various years through 2020 and 2015, respectively. The Company also has federal and California research and development tax credit carryforwards of approximately $540,000 and $421,000, respectively. The federal credits expire between 2010 and 2020, while the California credit may be carried forward indefinitely. The Company also had federal minimum tax credit, foreign tax credit, and California manufacturing investment credit carryforwards of approximately $38,000, $25,000, and $62,000, respectively. The foreign tax credit expires between 2002 and 2004.

         Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in Section 382 of the Internal Revenue Code. If an ownership change occurred, utilization of the net operating loss carryforwards could be reduced significantly.

         Included in gross deferred tax assets above is approximately $735,000 related to stock option compensation for which the benefit, when realized, will be recorded directly to stockholders' equity.

7.       Commitments

         Leases

         The Company has entered into agreements to lease its various facilities and equipment under certain non-cancelable operating leases that expire at various dates through 2006. Future minimum lease commitments under non-cancelable operating leases are as follows:

                          Years ending December 31,
                         --------------------------
                         2001            $1,428,016
                         2002               825,054
                         2003               443,529
                         2004               443,529
                         2005               438,584
                         2006               151,655
                                         ----------
                         Total           $3,730,367
                                         ===========

         Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $748,618, $496,270 and $501,023, respectively.

         Bonus Plan

         The Company's contributions to its employee bonus plan are made at the Company's discretion. Contributions to the bonus plan amounted to $742,330, $851,937 and $401,607 for the years ended December 31, 2000,
         1999 and 1998, respectively.

                                ClickAction Inc.

8.       Quarterly Operating Results (Unaudited)

         Effective January 1, 2000, the Company changed its method of accounting for revenue recognition to conform with the guidance provided by SAB 101 (see Note 2). The Company's unaudited financial results for the quarters ended March 31, June 30 and September 30, 2000 have been restated to apply SAB 101 retroactively. The impact in 2000 of adopting SAB 101 was to reduce net income before the cumulative effect of the accounting change by $280,000.

                                                                     For the Three Months Ended
                                                      -------------------------------------------------------

         (In thousands)                               March 31        June 30     September 30     December 31
                                                      ---------       -------     -------------    -----------
         Year ended December 31, 2000
           Revenues                                    $ 5,958        $ 6,581        $ 9,017        $ 11,079
           Gross profit                                  4,325          4,701          6,514           7,570
           Income (loss) from operations                (2,282)        (1,985)          (669)            334
           Net income (loss)                            (2,241)        (1,921)          (539)            442
           Net earnings (loss) per share--basic          (0.21)         (0.17)         (0.04)           0.04
           Net earnings (loss) per share--diluted        (0.21)         (0.17)         (0.04)           0.03

         Year ended December 31, 1999
           Revenues                                    $ 4,337        $ 4,910        $ 5,203           6,815
           Gross profit                                  2,940          3,568          3,835           4,876
           Income (loss) from operations                    64           (151)          (851)         (1,500)
           Net income (loss)                               121           (104)          (788)         (1,452)
           Net earnings (loss) per share--basic           0.01          (0.01)         (0.08)          (0.14)
           Net earnings (loss) per share--diluted         0.01          (0.01)         (0.08)          (0.14)

                                ClickAction Inc.

        The results of operations and statements of financial position as previously reported in the Company's interim 2000 financial statements filed on Form 10-Q have been revised to reflect the application of SAB 101 effective January 2000. The pro forma results of operations for each of the four quarters in the period ended December 31, 1999 is presented for comparison purposes as if the application of SAB 101 were adopted January 1, 1999.


The net effect of the revision was as follows:

                                                               For the Three Months Ended
                                    --------------------------------------------------------------------------------
(In thousands)                           March 31, 2000               June 30, 2000            September 30, 2000
                                    As reported      Revised    As reported     Revised      As reported    Revised
                                    -----------      -------    -----------     -------      -----------    -------
Net revenues                           $  6,006     $  5,958       $  6,846     $ 6,581         $  9,013    $ 9,017
Gross profit                              4,373        4,325          4,967       4,701            6,510      6,514
 Loss from operations                    (2,234)      (2,282)        (1,720)     (1,985)            (673)      (669)
Loss                                     (2,193)      (2,241)        (1,656)     (1,921)            (543)      (539)
Loss per share-basic                      (0.21)       (0.21)         (0.14)      (0.17)           (0.04)     (0.04)
Loss per share-diluted                    (0.21)       (0.21)         (0.14)      (0.17)           (0.04)     (0.04)

                                                               For the Three Months Ended
                                    --------------------------------------------------------------------------------
(In thousands)                           March 31, 1999               June 30, 1999             September 30, 1999
                                    As reported      Revised    As reported     Revised      As reported    Revised
                                    -----------      -------    -----------     -------      -----------    -------
Net revenues                           $  4,337     $  4,326       $  4,910     $ 4,899         $  5,203    $ 5,118
Gross profit                              2,940        2,929          3,568       3,557            3,835      3,750
 Income (loss) from operations               64           53           (151)       (162)            (851)      (936)
Net income (loss)                           121          110           (104)       (115)            (788)      (873)
Net earnings (loss) per share-basic        0.01         0.01          (0.01)      (0.01)           (0.08)     (0.09)
Net earnings (loss) per share-diluted      0.01         0.01          (0.01)      (0.01)           (0.08)     (0.09)

(In thousands)                          December 31, 1999
                                    -------------------------
                                    As reported      Revised
                                    -----------     --------
Net revenues                           $  6,815     $  6,661
Gross profit                              4,876        4,722
 Loss from operations                    (1,500)      (1,654)
Loss                                     (1,452)      (1,606)
Loss per share-basic                      (0.14)       (0.15)
Loss per share-diluted                    (0.14)       (0.15)

                                 EXHIBITS INDEX

         Exhibit                                                Incorporated by Reference
         Number      Exhibit Description                        Form     Date      Number
         -------  -----------------------------------------     ----    -------    ------
          2.1     Agreement and Plan of Merger and               8-K    8/19/99      2.1
                  Reorganization, dated as of July 2, 1999,
                  among MySoftware Company, MyMarket
                  Acquisition Corp., MarketHome, and the
                  shareholders of MarketHome

          3.1     Certificate of Incorporation                   S-1    6/20/95      3.3

          3.2     Bylaws                                         S-1    6/20/95      3.4

          3.3     Certificate of Ownership and Merger,           8-K    9/21/99      3.1
                  merging ClickAction Inc., a wholly owned
                  subsidiary of MySoftware Company, with and
                  into MySoftware Company, as filed on
                  September 14, 1999

          3.4     Certificate of Designation of Series A         S-3    06/15/98     3.4
                  Junior Participating Preferred Stock
                  (included as Exhibit A to Exhibit 4.2)

          3.5     Certificate of Amendment of Certificate of     S-3    5/23/00      N/A
                  Incorporation, as filed on May 23, 2000

          4.1     Specimen Common Stock Certificate              8-K    9/21/99      4.1

          4.2     Rights Agreement dated as of June 10, 1998     S-3    6/15/98      4.2

         10.1     Form of Indemnity Agreement for officers       S-1    6/20/95     10.1
                  and directors

         10.2     Form of Indemnity Agreement for officers       S-1    6/20/95     10.2
                  and directors

         10.3     1995 Equity Incentive Plan                     S-1    6/20/95     10.3
                  (the "1995 Plan")

         10.6     1995 Non-Employee Directors' Stock Option      S-1    6/20/95     10.6
                  Plan (the "Directors' Plan")

         10.8     Lease Agreement by and between ClickAction     S-1    6/20/95     10.8
                  and 2197 E. Bayshore Road Partnership
                  dated February 25, 1993, as amended

         Exhibit                                                Incorporated by Reference
         Number      Exhibit Description                        Form     Date      Number
         -------  -----------------------------------------     ----    -------    ------
         10.10    Software Development Agreement by and between  S-1     6/20/95    10.10
                  ClickAction and Micro-Crafts, Inc. dated
                  September 13, 1993 ("the September 13,
                  1991 Agreement")

         10.11    Amendment to the September 13, 1991 Agreement  S-1     6/20/95    10.11
                  between ClickAction and MicroCrafts, Inc.,
                  dated October 10, 1994

         10.12    Software Development Agreement by and between  S-1     6/20/95    10.12
                  ClickAction and Micro-Crafts, Inc. dated
                  October 18, 1992 ("the October 18, 1992
                  Agreement")

         10.13    Amendment to the October 18, 1992 Agreement    S-1     6/20/95    10.13
                  between ClickAction and MicroCrafts, Inc.,
                  dated October 10, 1994

         10.14    Software Development Agreement by and between  S-1     6/20/95    10.14
                  ClickAction and Micro-Crafts, Inc. dated
                  December 10, 1993)

         10.15    Software Purchase Agreement and Assignment of  10-K   12/31/95    10.15
                  Copyright dated January 15, 1996 by and
                  between ClickAction and Mediatech, Inc.

         10.16    Amendment to Lease Agreement dated June 30,    10-K   12/31/95    10.16
                  1995

         10.17    Lease Agreement by and between ClickAction     10-KSB 12/31/96    10.17
                  and Birmingham Properties, Inc. dated
                  October 8, 1996

         10.18    Third Amendment to Lease Agreement by and      10-KSB 12/31/96    10.18
                  between ClickAction and Holvick Family
                  Trust, dated January 31, 1997

         10.20    1998 Non-Officer Stock Option Plan             S-8    12/14/98

         10.21    Data Agreement with the Polk Company           10-KSB 12/31/98    10.21

         10.22    Data Agreement with Experian Information       10-KSB 12/31/98    10.22
                  Solutions, Inc.

         10.23    1999 Employee Stock Purchase Plan              S-8    05/26/00

         Exhibit                                                Incorporated by Reference
         Number      Exhibit Description                        Form     Date      Number
         -------  -----------------------------------------     ----    -------    ------

         10.27    Amendment to 1995 Equity Incentive Plan,       S-3    5/18/00     10.27
                  adopted May 18, 2000
        *21.0     Subsidiaries of ClickAction Inc.               N/A      N/A
        *23.1     Consent of KPMG LLP                            N/A      N/A

  * Filed herewith

                                   SCHEDULE II

                        Valuation and Qualifying Account
                  Years ended December 31, 2000, 1999 and 1998

                                 (In Thousands)

                                 Balance at       Additions Charged                      Balance at the
          Description         Beginning of Year     to Operations       (Deductions)      End of Year
          -----------         -----------------     -------------       ------------      -----------
    Allowance for
    doubtful accounts:
             1998                   1,197               2,037             (2,407)              827
             1999                     827               4,242             (2,313)            2,756
             2000                   2,756               4,829             (7,065)              520

    Sales return reserve:
             1998                      82                 101                 (1)              182
             1999                     182                  25                ----              207
             2000                     207                  92               (140)              159