Form 10-K/A
period 2000-12-31
CLICKACTION INC
filed 2001-04-03
CIK 944950

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

          3.4     Certificate of Designation of Series A         S-3    06/15/98     3.4
                  Junior Participating Preferred Stock
                  (included as Exhibit A to Exhibit 4.2)

          3.5     Certificate of Amendment of Certificate of     S-3    5/23/00      3.5
                  Incorporation, as filed on May 23, 2000

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

         10.20    1998 Non-Officer Stock Option Plan             S-8    12/14/98

         10.21    Data Agreement with the Polk Company           10-KSB 12/31/98    10.21

         10.22    Data Agreement with Experian Information       10-KSB 12/31/98    10.22
                  Solutions, Inc.

         10.23    1999 Employee Stock Purchase Plan              S-8    05/26/00

         Exhibit                                                Incorporated by Reference
         Number      Exhibit Description                        Form     Date      Number
         -------  -----------------------------------------     ----    -------    ------

         10.27    Amendment to 1995 Equity Incentive Plan,       S-3    5/18/00     10.27
                  adopted May 18, 2000
         21.0     Subsidiaries of ClickAction Inc.               10-K   3/30/01     21
         23.1     Consent of KPMG LLP                            10-K   3/30/01     23.1

                                   SCHEDULE II

                        Valuation and Qualifying Account
                  Years ended December 31, 2000, 1999 and 1998

                                 (In Thousands)

                                 Balance at       Additions Charged                      Balance at the
          Description         Beginning of Year     to Operations       (Deductions)      End of Year
          -----------         -----------------     -------------       ------------      -----------
    Sales return reserve:
             1998                   1,197               2,037             (2,407)              827
             1999                     827               4,242             (2,313)            2,756
             2000                   2,756               4,829             (7,065)              520

    Allowance for doubtful accounts:
             1998                      82                 101                 (1)              182
             1999                     182                  25                ----              207
             2000                     207                  92               (140)              159