Form 10-Q
period 2001-03-31
CLICKACTION INC
filed 2001-05-21
CIK 944950

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    --------------------------------------


                                  FORM 10-Q

(Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]              No [ ]


As of May 15, 2001, the registrant had 12,794,748 shares of common stock outstanding.

                                     CLICKACTION INC.

                                         FORM 10-Q

                        For the Quarterly Period Ended March 31, 2001

                                     Table of Contents


Part I. Financial Information                                             Page


  Item 1. Consolidated Financial Statements



     a)  Condensed Consolidated Balance Sheets
         as of March 31, 2001 and December 31, 2000                        3


     b)  Condensed Consolidated Statements of Operations
         for the three months ended March 31, 2001 and 2000                4


     c)  Condensed Consolidated Statements of Cash Flows
         for the three months ended  March 31, 2001 and 2000               5


     d)  Notes to Condensed Consolidated Financial Statements              6



  Item 2.  Management's Discussion and Analysis of Consolidated
  Financial Condition and  Results of Operations                          11

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk     27


Part II. Other Information

  Item 2.  Changes in Securities and Use of Proceeds                      28


  Item 6.     Exhibits and Reports on Form 8-K                            29


Signatures                                                                30

				Part I. Financial Information
				 Item 1. Financial Statements

                              CLICKACTION INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                    March 31, 2001 and December 31, 2000
                                (Unaudited)
                      (in thousands except share data)

                                                  March 31,     December 31,
								    2001    	  2000
								------------   -------------
ASSETS
  Current assets:
    Cash and cash equivalents                   $     4,675    $	    8,343
    Accounts receivable, net                         15,625          13,189
    Inventories                                       2,073           1,879
    Other current assets                                281             200
                                                ------------    ------------
        Total current assets                         22,654          23,611

  Property and equipment, net                         4,322           4,396
  Other assets                                        2,383           1,149
                                                ------------    ------------
        Total assets                            $    29,359     $    29,156
                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                            $	4,928     $     6,969
    Accrued compensation                              1,740           1,166
    Other accrued liabilities                         3,014           2,092
    Current portion of capital lease obligation          16           -----
    Deferred revenues                                   413             588
                                                ------------    ------------
      Total current liabilities                      10,111          10,815

  Long term liabilities:
    Capital lease obligation -
      less current portion                               26           -----

  Stockholders' equity:
    Preferred stock; $0.001 par value; 2,000,000
      shares authorized; 3,500 shares issued and
      outstanding in 2001; none in 2000
      (aggregate liquidation preference of
      $3,500,000 as of March 31, 2001)                    1           -----
    Common stock; $0.001 par value; 60,000,000
      shares authorized; 12,635,523 and 12,592,312
      shares issued and outstanding, respectively        13              12
    Deferred stock-based compensation                  (105)           (118)
    Additional paid-in capital                       32,275          28,858
    Accumulated deficit                              12,962)        (10,411)
      Total stockholders' equity                     19,222          18,341
                                                ------------    ------------
      Total liabilities and stockholders'
        equity                                  $    29,359     $    29,156
                                                ============    ============

       See accompanying notes to condensed consolidated financial statements.

                               CLICKACTION INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 2001 and 2000
                                 (Unaudited)
                     (in thousands except per share data)

                                                      Three Months Ended
                                                 ----------------------------
                                                            March 31,
                                                     2001            2000
                                                 ------------    ------------
Net revenues
  Desktop applications                           $     2,914     $     4,892
  ERM products and services                            5,314           1,066
                                                 ------------    ------------
                                                       8,228           5,958
Cost of revenues                                       2,399           1,633
                                                 ------------    ------------
    Gross profit                                       5,829           4,325
                                                 ------------    ------------
Operating expenses:
  Product development                                  2,087           1,634
  Sales and marketing                                  4,809           4,057
  General and administrative                           1,512             916
                                                 ------------    ------------
                                                       8,408           6,607
                                                 ------------    ------------
    Operating loss                                    (2,579)         (2,282)

Interest income, net                                      28              41
                                                 ------------    ------------
     Loss before tax expense                          (2,551)         (2,241)
Income tax expense                                      ----            ----
                                                 ------------    ------------
     Net loss                                    $    (2,551)    $    (2,241)
                                                 ============    ============
Basic and diluted net loss per share             $     (0.20)    $     (0.21)
                                                 ============    ============
Weighted average shares of common stock
  outstanding used in computing basic and
  diluted net loss per share                          12,664          10,897
                                                 ============    ============

     See accompanying notes to condensed consolidated financial statements.



                      CLICKACTION INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the three months ended March 31, 2001 and 2000
                         (Unaudited)
                       (in thousands)


                                                     Three Months Ended
                                                   ----------------------
                                                          March 31,
                                                      2001         2000
                                                   ----------    ---------
Cash flows from operating activities:

Net loss                                             $(2,551)     $(2,241)
Adjustments to reconcile net loss to net
cash used for operating activities:
 Depreciation and amortization                           546          290
 Amortization of deferred stock-based compensation        13           13
 Provision for sales returns and doubtful accounts       (11)      (1,007)
 Changes in operating assets and liabilities:
   Accounts receivable                                (2,425)       1,272
   Inventories                                          (194)         (54)
   Other assets                                          (81)          89
   Accounts payable                                   (2,041)        (124)
   Accrued compensation                                  574          701
   Other accrued liabilities                             922           91
   Deferred revenues                                    (175)          (9)
                                                    --------      --------
     Net cash used for operating activities           (5,423)        (979)
                                                    --------      --------
Cash flows from investing activities:

Additions to property and equipment                     (323)      (2,170)
Software production costs and other assets            (1,341)         (13)
                                                    --------      --------
     Net cash used for investing activities           (1,664)      (2,183)
                                                    --------      --------
Cash flows from financing activities:

Proceeds from exercise of stock options                  154          295
Proceeds from sales of common stock                      ---        5,250
Proceeds from sales of preferred stock                 3,265          ---
                                                    --------     --------
     Net cash provided by financing activities         3,419        5,545
                                                    --------     --------

Net (decrease) increase in cash and cash equivalents  (3,668)       2,383

Cash and cash equivalents at beginning of period       8,343        3,214
                                                     --------     -------
Cash and cash equivalents at end of period           $ 4,675      $ 5,597
                                                     ========     =======

Non-cash investing activities:

  Equipment acquired under capital lease             $    42      $  ---
                                                     ========     =======

     See accompanying notes to condensed consolidated financial statements.


                           CLICKACTION INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows of ClickAction Inc. include all material adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for their fair presentation. The interim results presented are not necessarily indicative of results for a full year. Certain reclassifications have been made for consistent presentation. For further information, refer to the financial statements and notes thereto included in our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2000.


Revenue Recognition

Email Relationship Management Revenue

We account for our revenue related to our high-volume-low-fee email Relationship management, or ERM, services as two separate components: setup fees and email usage services. During the fourth quarter of fiscal year 2000, we adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, effective January 1, 2000. SAB 101 requires us to recognize setup fees on a straight-line basis over the term of the service contract.

Prior to the adoption of SAB 101, we recognized revenue on setup fees in an amount equal to incremental direct costs incurred related to the setup activities. The remaining setup fees were then recognized on a straight-line basis over the term of the service contract. Results for the three months ended March 31, 2000 have been restated to reflect the adoption of SAB 101.

We provide email usage services under two plans. Under a subscription plan, email services are provided over a designated period, typically with a monthly maximum of emails. Subscription plan revenues are recognized ratably over the contract period. Email services are also provided on a project basis, and revenues for these services are recognized once the project has been completed.

We also sell licenses for software that enables the user to perform certain ERM services in-house. Revenues related to license sales of ERM software are recognized as described below.

Software License Revenue

Effective January 1, 1998, we adopted Statement of Position (SOP) 97-2, Software Revenue Recognition. SOP 97-2 specifies that in order to recognize revenue on sales of software, evidence of the sale arrangement must exist, delivery of the element must have occurred, the fee must be fixed and determinable and collection of the fees must be probable.

SOP 97-2 requires that revenue recognized from software arrangements, such as software products, upgrades, enhancements, post contract customer support, installation, or training, be based on the relative fair values of the elements Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all

                       CLICKACTION INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (CONTINUED)


elements of the arrangement are delivered. We recognize revenue on sales of software products net of an allowance for sales returns.

Per Share Computation

All common shares have been adjusted to reflect a two-for-one stock split effected in the form of a stock dividend on April 20, 2000 to all holders of our common stock as of April 5, 2000. Basic net loss per share is computed using the weighted average shares of common stock outstanding during each period presented. Diluted net loss per share is computed using the weighted average shares of common stock and potential shares of common stock from options and warrants using the treasury stock method, when dilutive. A total of 3,504,893 and 1,381,762 outstanding stock warrants and stock options with a weighted average exercise price of $8.00 and $5.93 for the three months ended March 31, 2000 and March 31, 2001, respectively, were not included in the computation of diluted net loss per share because their effect would have been antidilutive.

Recent Accounting Pronouncements

On January 1, 2001, we were required to adopt Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other derivatives, (collectively referred to as derivative) and for hedging activities. Through March 31, 2001, we have has not had any investments in derivative instruments and we have not engaged in hedging activities.

In March 2000, the Financial Accounting Standard Board issued Financial Interpretation No. 44, or FIN 44, an interpretation of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. FIN 44 addresses inconsistencies in accounting for stock-based compensation that arise from implementation of APB Opinion No. 25. We adopted FIN 44 on July 1, 2000. FIN 44 has not had a material effect on our consolidated financial position or results of operations.

In January 2001, the Emerging Issue Task Force, or EITF published their consensus on EITF Issue No. 00-23, Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25, Accounting for Stock Issued to Employees, and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation. EITF Issue No. 00-23 addresses a number of questions and implementation issues related to accounting for stock options. We expect that the adoption of EITF Issue No. 00-23 will not have a material effect on our consolidated financial position or results of our operations.

Segment and Geographic Information

We are principally engaged in the development, marketing and manufacturing of small business application programs and Internet e-marketing products and services. Our main products provide solutions for creating customized, professional-quality mailing lists, brochures, labels, business cards, invoices/estimates, Web-based tools and other marketing communications materials. We also market annuity-based mailing products and services which complement our existing mailing software products. In addition, we also provide

                      CLICKACTION INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (CONTINUED)

Web-based email marketing services to our enterprise clients and Web-based email marketing products to our small business and home business clients.

We identify and evaluate such segments based principally upon the type of products or services sold. The accounting policies of these reportable segments are the same as those described for the consolidated entity. We evaluate the performance of our operating segments based on revenues, gross profit and segment operating income. We do not assess the performance of our segments on other measures of income or expense, such as depreciation and amortization, interest income and expense, income taxes or net income. In addition, as our assets are primarily located in our corporate office in the United States and not allocated to any specific segment, we do not produce reports for, or measure the performance of, our segments based on any asset-based metrics. Therefore, segment information is presented only for revenues and modified operating income.

We have not separately reported segment information on a geographic basis, as international sales represent less than 1% of net revenues for the quarters ended March 31, 2001 and 2000. Capital expenditures for long-lived assets are not reported to management by segment.

The following segment information is provided for the three months ended March 31, 2001 and 2000 (in thousands):



                                      Segment Information
                             For the three months ended March 31, 2001
                             ------------------------------------------
                                 Desktop       ERM Products
                               Applications    and Services     Total
                             ---------------   -------------   --------
Net revenues                    $   2,914        $   5,314      $ 8,228
Cost of revenues                    2,162              237        2,399
                                ---------        ---------      --------
     Gross profit                     752            5,077        5,829
Segment operating expenses          2,605            4,127        6,732
                                ---------        ---------      --------
Segment income (loss)           $  (1,853)       $     950        ( 903)
                                =========        =========
General and administrative expenses                              (1,430)
Bonus expense not allocated to segments                            (246)
Interest income, net                                                 28
                                                                 -------
Loss before taxes, as reported                                  $(2,551)
                                                                ========



                                         Segment Information
                               For the three months ended March 31, 2000
                              --------------------------------------------
                                Desktop          ERM Products
                              Applications       and Services      Total
                              -------------      ------------    ---------
Net revenues                    $   4,892         $  1,066        $  5,958
Cost of revenues                    1,430              203           1,633
                               ----------        ---------        --------
     Gross profit                   3,462              863           4,325
Segment operating expenses          2,824            2,752           5,576
                               ----------        ---------        --------
Segment income (loss)          $      638        $  (1,889)         (1,251)
                               ==========        =========
General and administrative expenses                                   (858)
Bonus expense not allocated to segments                               (173)
Interest income, net                                                    41
                                                                  --------
Loss before taxes, as reported                                    $ (2,241)
                                                                  ========


                          CLICKACTION INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (CONTINUED)


The following is a brief summary of the types of products and services from which each segment of our business derives its revenues:

Desktop Applications include software products, applications and other products and services that are complimentary to our desktop applications, designed for small business application and sold directly to end-users and the retail channel.

ERM Products and Services include all the products and services related to Email relationship management and campaign management of our email marketing clients. ERM products and services are sold primarily to enterprise clients. However, we plan to release certain email products for the small business and home business market in June 2001.

The segment operating expenses include all operating expenses, except for general and administrative expenses and bonus expense, which are not reported on a segment basis.


Preferred Stock

On March 30, 2001, we issued 3,500 shares of our Series A 4% Cumulative Convertible Preferred Stock for an aggregate purchase price of $3.5 million. The net proceeds from this private placement were $3.3 million. The Series A Preferred Stock accrues cumulative dividends at the rate of 4% per annum Payable semi-annually in shares of our common stock or cash at our option or the holder's option if certain conditions are not satisfied. The Series A Preferred Stock is convertible into shares of our common stock at a conversion price equal to $4.09, which became fixed on May 15, 2001.

Subject to certain conditions, any outstanding shares of Series A Preferred Stock will automatically convert into shares of our common stock on January 2, 2003 at a conversion price equal to the lesser of $4.09 or the reset price, which is the average closing bid prices of our common stock during the fourth quarter of 2002.

We may redeem any outstanding shares of the Series A Preferred Stock at any timeupon 30 days prior notice. The redemption price consists of (a) a cash payment of the original purchase price plus accrued and unpaid dividends and any unpaid liquidated damages, and (b) warrants to purchase 50% of the shares of our common stock issuable upon conversion of any outstanding shares of the Series A Preferred Stock at a conversion price equal to the lower of $4.09 or the average closing bid price over the twenty-five trading days prior to the redemption date.

Subsequent Event

In May 2001, we recalled $2.8 million of a desktop ASP software product due to the uncertainty of the financial stability and viability of the back-end services provider for this product. We have not recorded revenue related to this recalled product in the quarter ended March 31, 2001.

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations

You should read the following discussion of our consolidated financial condition and results of operations along with our condensed consolidated financial statements and the related notes. In addition to historical information contained herein, the following discussion contains words such as "intends," "believes," "anticipates," "plans," "expects" and similar expressionswhich are intended to identify forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in these forward-looking statements. Factors that could cause or contribute to these differences include the factors discussed below under "Factors Which May Impact Future Operating Results." You should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by federal securities laws, we do not intend to update any of the forward-looking statements after the date of this Form 10-Q to conform them to actual results or to reflect new information or changed circumstances.

Overview

During the three months ended March 31, 2001, we generated approximately 35% of our net revenues from the sale of our desktop applications and approximately 65%of our net revenues from the sale of our ERM products and services. We sell ourERM products and services directly to consumers and enterprise clients. Revenues from our ERM products and services consist of setup fees for installingour ERM system for our clients, email usage revenues based upon the number of emails sent by our clients, email list management fees, fees for professional services performed in connection with our clients' email marketing campaigns, and licensing fees from the license of our ERM system and software.

During the fourth quarter of fiscal year 2000, we adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101 effective January 1, 2000. SAB 101 requires us to recognize setup fees on a straight-line basis over the term of the service contract. Prior to the implementation of SAB 101, we recognized revenue on setup fees in an amount equal to incremental direct costs incurred related to the setup activities.
  The remaining setup fees were then recognized on a straight-line basis over the term of the service contract. Results for the three months ended March 31, 2000 have been restated to reflect the adoption of SAB 101.

We recognize email usage revenue based on the number of emails delivered and therelated per email delivery charge. We recognize email list management fees based on the number of email lists downloaded and delivered, and we recognize professional services fees as the services are rendered. We recognize software licensing fees upon persuasive evidence of an arrangement, delivery of the license when we enter into an agreement, delivery of the software has occurred, the fees are fixed and determinable and collection of fees is probable.

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

Results of Operations

Three Months Ended March 31, 2001 and 2000

Total net revenues for the three months ended March 31, 2001 increased $2.3 million, or 38%, to $8.2 million, compared to total net revenues of $6.0 million for the corresponding period in 2000. This increase was due to increased sales of our Web-based ERM products and services. ERM revenues for thethree months ended March 31, 2001 were $5.3 million, or 65% of total net revenues, compared to ERM revenues of $1.1 million, or 18% of total net revenues, for the corresponding period in 2000. Net desktop revenues for the three months ended March 31, 2001 were $2.9 million, or 35% of total net revenues, compared with net desktop revenues of $4.9 million, or 82% of total net revenues, for the corresponding period in 2000. The reduction in our desktop revenues was primarily due to a product recall of $2.8 million of ASP software product packaged and shipped by us but developed and supported by a third party. We recalled this product due to our concerns over the financial stability and viability of the company responsible for supporting this product.

Gross profit for the three months ended March 31, 2001 increased 35% to $5.8 million from $4.3 million in the corresponding period in 2000. Gross margin for the three months ended March 31, 2001 was 71%, compared to 73% for the corresponding period in 2000. This decrease in our gross margin was primarily due to the increase of cost of goods sold associated with the recalled product for which we did not recognize any revenue. Our gross margins vary from period to period due primarily to changes in product mix, the direct cost associated with our ERM set-up activities and professional services, the timing and nature of promotional activities, changes in product return and recall levels, and the amortization of capitalized software production costs.

Total operating expenses for the three months ended March 31, 2001 increased 27% to $8.4 million from $6.6 million for the corresponding period in 2000. The increase in operating expenses resulted from the investment in product development, increased marketing and selling expenses primarily related to our ERM products and services, increased general and administrative expenses and increased product development expenses.

Product development expenses increased 28% to $2.1 million for the three months ended March 31, 2001 from $1.6 million in the corresponding period in 2000. As a percentage of total net revenues, product development expenses were 25% for the three months ended March 31, 2001 compared to 27% for the corresponding period in 2000. The increase in product development expenses was primarily due to the development of our next generation email relationship management products and services and increased headcount. We currently capitalize a portion of product development expenses as capitalized software production costs. We expect our product development expenses to increase as a percentage of total net revenues for the remainder of 2001 as new ERM products and services are rolled out in the market.

Sales and marketing expenses increased 19% to $4.8 million in the three months ended March 31, 2001 from $4.1 million for the corresponding period in 2000.
As a percentage of total net revenues, sales and marketing expenses were 58% for the three months ended March 31, 2001, compared to 68% for the corresponding period in 2000. Sales and marketing expenses decreased as a percent of revenues primarily as a result of slower growth in marketing expenses related to promoting ERM products and services. We expect our sales and marketing expenses to remain flat or slightly higher as a percentage of total net revenues during the remainder of 2001 as we continue to expand and enhance our ERM products and services by building brand awareness and improving our client services and professional services infrastructure, as well as providing retail promotional activities for our desktop products.

General and administrative expenses increased 65% to $1.5 million for the three months ended March 31, 2001 from $916,000 in the corresponding period in 2000. This increase was primarily a result of an increase in the headcount and infrastructure expenses to support our growth. As a percentage of total net revenues, general and administrative expenses were 18% for the three months ended March 31, 2001 compared to 15% for the corresponding period in 2000. We expect our general and administrative expenses to increase slightly as a percentage of total net revenues for the remainder of 2001 to support our anticipated growth in our ERM products and services.

Net interest income was $28,000 for the three months ended March 31, 2001, compared to $41,000 for the corresponding period in 2000. The decrease was due primarily to lower average cash balances in the three months ended March 31, 2001 compared to the corresponding period in 2000.

We did not record any income tax expense for the three months ended March 31, 2001 and 2000.

As a result of the foregoing factors, we recorded a net loss for the three months ended March 31, 2001 of $2.6 million, compared to net loss of $2.2 million for the corresponding period in 2000.

Liquidity and Capital Resources

Since inception, we have financed our activities almost exclusively from cash generated by operations and equity financings. Operating activities used cash of $5.4 million for the three months ended March 31, 2001, compared to a use of $1.0 million for the corresponding period in 2000. On March 30, 2001, we completed a private placement of convertible preferred stock and received net proceeds of approximately $3.3 million. Our cash and cash equivalents balance was $4.7 million on March 31, 2001.

We believe that our existing cash and cash that may be generated by our operations will be sufficient to meet our capital needs for the next 12 months, assuming that we receive, during this period, payment of all or a substantial portion of our $15.6 million in outstanding accounts receivables. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. Accounts receivables owed by our principal distributor represented 54% of total net accounts receivable as of March 31, 2001. In addition, retail and distributor customers of our desktop application software products have not historically paid accounts receivables on a timely basis in the first and second quarters due to various factors, including their reconciliation of annual sales for the previous fiscal year in order to determine the amount of credits they are due under our annual marketing credit programs and their internal inventory re-alignment.

If all or substantially all of our outstanding accounts receivables as of March 31 ,2001 are not paid, we believe that our existing cash and cash equivalents and cash that may be generated from operations may not be sufficient to fund our operations at currently anticipated levels beyond the second quarter of 2001. While we may take appropriate actions in order to fund our operations at currently anticipated levels beyond the second quarter of 2001, additional capital from equity or credit financings may be necessary in order to fund our operations at currently anticipated levels beyond the second quarter of 2001. We may attempt to finance our future capital needs through some combination of commercial bank borrowings, leasing, vendor financing and the sale of additional equity or debt securities. However, there can be no assurance that we will be able to raise additional capital, on acceptable terms, or at all.

Our capital requirements will vary based upon the timing and success of implementation of our business plan and as a result of technological developments, or if:

* demand for our services or our cash flow from operations varies from projections;

* our growth plans or projections change or prove to be inaccurate;

* product returns or recalls substantially exceed our projections;

* we make any acquisitions of or investments in complementary businesses, products, services or technologies; or

* the level of our operating expenses necessary to support our growth varies from projections.

Stock Spilt

On March 22, 2000, our Board of Directors approved a two-for-one stock split in the form of a stock dividend, effected on April 20, 2000 to all holders of our common stock as of April 5, 2000. The accompanying condensed consolidated financial statements have been adjusted to reflect this stock split.

       Factors Which May Impact Future Operating Results

In addition to the factors discussed in the "Overview" and "Liquidity and Capital Resources" sections of this "Management's Discussion and Analysis of Financial Condition and Results of Operations," the following additional risk factors may affect our business, financial condition and results of operations.

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

Significant returns or product recalls of our desktop software products could adversely affect our reputation, operating results, financial condition and the market price of our common stock.

Distributors and retailers may return our desktop software products according To negotiated terms or pursuant to any promotional terms that may be in effect. We also provide end-users with a 30-day money-back guarantee. Accordingly, we are exposed to the risk of product returns from retailers, distributors and end-users, particularly during times of product transition. In addition, promotional or other activities of competitors could cause returns to increase sharply at any time. We also periodically recall software products that have become obsolete or for other reasons. Although we establish reserves based on estimated future returns and recalls of products, taking into account promotional activities, the timing of new product introductions, distributor and retailer inventories of our products and other factors, product returns or recalls that exceed our reserves could materially adversely affect our reputation, operating results, financial condition and the market price of our common stock.

In May 2001, we recalled approximately $5.0 million of ASP software products packaged and shipped by us but developed and supported by three different companies. This recall was a result of our concern over the financial stability of these three companies, one of which informed us on May 1, 2001 that it would not support its ASP software product after May 11, 2001. We plan to replace $2.2 million of the recalled software products with new products from other suppliers pursuant to our standard stock rotation policy. Although this stock rotation did not effect our revenues for the first quarter of 2001, we will not recognize any revenue, or receive any cash, from the shipments of these replacement products in the second quarter of 2001. In addition, we had to revise our first quarter gross revenues and net income as reported on our press release issued on April 26, 2001 to reflect the recall of the remaining $2.8 million of recalled ASP software product. As a result, our gross revenues for the first quarter of 2001 were $8.2 million, compared to the previously reported gross revenues of $11.0 million. The entire amount of reduction in gross revenues was reflected in our revenues from desktop applications, which were reduced to $2.9 million from the previously reported amount of $5.7 million. Therefore, our net loss for the first quarter of 2001 was $2.6 million, or $(0.20) per share, compared to the previously reported net income of $233,000, or $0.02 per share. We reported these first quarter adjustments in a press release on May 13, 2001, and the market price of our common stock declined by approximately 40% the day after this disclosure.

We may need to raise additional capital if we are unable to collect outstanding receivables. Our prospects for obtaining additional financing, if required, are uncertain and failure to obtain additional capital could affect our ability to pursue future growth.

As of March 31, 2001, our net account receivables totaled $15.6 million. Accounts receivables owed by our principal distributor represented 54% of Total accounts receivable as of March 31, 2001. The retail and distributor customers of our desktop application software products have not historically paid accountsreceivables on a timely basis in the first and second quarters due to various factors, including their reconciliation of annual sales for the previous fiscalyear in order to determine the amount of credits they are due under our annual marketing credit programs and their internal inventory re-alignment. If we do not receive payment for all or substantially all of ouroutstanding accounts receivables, we believe that our existing cash and cash equivalents and cash that may be generated from operations may not be sufficient beyond the second quarter of 2001. While we may take appropriate actions to change our proposed operations at currently anticipated levels beyond the second quarter of 2001, additional capital from equity or credit financings may be necessary in order to fund our operations at currently anticipated levels beyond the second quarter of 2001. There can be no assurance that we will be able to raise additional capital on acceptable terms, or at all. If adequate funds are not available on acceptable terms, our ability to fund any potential expansion, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage of ownership of our stockholders would be reduced and these securities might have rights, references and privileges senior to those of our current stockholders.

We have incurred significant operating losses in the past and there is no guarantee that we will achieve profitability.

As of March 31, 2001, we had an accumulated deficit of $13.0 million. We recorded a net loss of $2.6 million for the three months ended March 31, 2001. There can be no assurance that we can achieve profitability in the near future. We have historically relied to a significant extent on the revenues and cash flow generated from the sale of our desktop software products to fund the development and expansion of our email marketing strategy. Our ability to continue to do so has been harmed by the decline in sales of our desktop software products in the first quarter of 2001 as a result of our recent $5.0 million ASP software product recall. As a result, our ability to achieve profitability in the future will depend primarily upon our ability to continue development of new email marketing products and services, enhance our infrastructure and expand our customer base and brand awareness. To achieve these goals, we need to increase spending on product development, sales and marketing and technology. To the extent that our email marketing revenues do not significantly increase as a result of this increased spending, we may not achieve profitability. Even if we do achieve profitability, there is no guarantee that we may be able to sustain or increase our profitability on a quarterly or annual basis in the future.

Our business would suffer if we are not able to manage our growth and Implement our email marketing strategy.

We have experienced periods of growth that have placed, and could continue to place, a significant strain on our financial, management, and other resources. We may attempt to hire additional key personnel in senior management positions in the future. Our ability to manage growth and expand our email marketing business will require us to continue to improve our financial management systems, and to attract, train, motivate, manage, and retain key employees.
If our management is unable to manage growth or execute our email marketing strategy effectively, our business and our results of operations could be adversely affected.

The success of our email marketing strategy depends on our ability to provide satisfactory services to our clients and keep pace with their demands. There is no assurance that we will be able to add client services personnel to enhance our services. Failure to meet our clients' demands for email marketing services would have a material adverse effect on our business and reputation. In addition, the success of our email marketing strategy depends on our ability to deliver emails over the Internet through Internet service providers and recipients in major corporations. Our email delivery may be blocked or our email delivery technology may be incompatible with the technologies of Internet service providers. The failure to deliver email messages may cause us to lose clients and could have a material adverse effect on our email marketing strategy and business.

Because we rely on sales of our desktop software to a limited number of retailers and distributors, our business could be harmed if these retailers and distributors cease doing business with us or significantly reduce the level of their purchases.

We sell our desktop products principally to a limited number of major Retailer and to distributors for resale to retailers. These sales have historically constituted, and are expected to continue to constitute, a majority of our net revenues. Sales to one of our principal retailers accounted for 53% of our total net revenues for the three months ended March 31, 2001. In addition, sales to one of our primary distributors accounted for 34% of our total net revenues for the three months ended

March 31, 2001. None of our distributors or retailers has a minimum purchase obligation and we sell on a purchase order basis without a long-term agreement to most of our distributors and retailers, including the primary retailers and distributor referred to above. The loss of, or significant reduction in, sales volume attributable to any of our principal distributors or retail accounts could materially and adversely affect our business. In addition, distribution and retailing businesses in the software industry have from time to time experienced significant fluctuations in their businesses and there have been a number of business failures among these entities. The insolvency or business failure of any significant distributor or retailer of our software products could have a material adverse effect on our business, operating results and financial condition.

We are at risk of potential stock price volatility.

Many factors outside our control may cause the market price of our common stock to fluctuate, including:


* quarterly fluctuations in our revenues or results of operations,
* general conditions in the computer hardware, software and internet industries,
* announcements of new products and services by us or by or competitors,
* announcements of alliance or partnership by us or by our competitors,
* potential litigation,
* volatility in the stock markets, particularly with respect to internet stocks, and decreases in the availability of capital for internet-related businesses, and
* changes in financial estimates by securities analysts.


On May 14, 2001, the market price of our common stock declined by approximately 40% after we announced that we were significantly revising our previously released financial results for the first quarter of 2001 due to a recall of $5.0 million of ASP software products. In the past, many companies have been subject to securities class action litigation following significant declines in the market price of their securities. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and could cause the market price of our common to decline further.

If email marketing or electronic customer relationship management is not widely accepted or if use of the Internet by consumers does not continue to grow, there will be a decreased demand for our email marketing products and services and ourbusiness will suffer as a result.

The market for email marketing and electronic customer relationship management products and services is new and rapidly evolving. If email marketing or electronic customer relationship management does not gain widespread acceptance as a means of marketing to, and communicating with, consumers, our business will suffer. Businesses that have relied upon traditional means of attracting new customers and maintaining customer relationships may not accept, or may be slow in accepting, our ERM or eCRM products and services because:

* they have already invested substantial resources in other more traditional methods of marketing and communicating;

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

The success of our ERM and eCRM businesses depends to a significant extent on our ability to provide satisfactory services to our clients, meet their demands and maintain an infrastructure capable of handling, without interruption, the volume of emails or marketing campaigns resulting from our clients' email marketing campaigns. The success of our email marketing and eCRM businesses also depends on our ability to successfully deliver emails or marketing campaigns over the Internet. Software programs exist that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by Web users would significantly undermine the commercial viability of email advertising and marketing. The failure to deliver email messages or marketing campaigns for our clients in an effective and consistent manner may cause our clients to discontinue their use of our email campaign services. In addition, because we provide our clients with a 100% service guarantee, if our clients are not completely satisfied with our service we may be required to refund the delivery fees paid by dissatisfied clients or resend an email marketing campaign at our own expense. If these refunds are large in amount, our business and financial results could be adversely affected.

Our success depends on our timely development of new products and services.

We believe that our future success depends in large part upon our ability to keep pace with competitive offerings, to adapt to new operating systems, hardware platforms, media, and industry standards, and to provide additional functionality by enhancing our existing products and services and introducing new products and services on a timely basis. If we are unable to develop such products or services in a timely manner due to resource constraints or technological or other reasons, this inability could have a material adverse effect on our business. For instance, our eCRM product which we announced in October 2000 is not scheduled to ship until the second quarter of 2001. Failure to develop and introduce new products and services in a timely fashion could have a material adverse effect on our business.

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

We also rely on the suppliers of our ASP software products to provide the back-end service for these products. As a result of our concern over the financial stability of three companies that supply and support these ASP software products, in May 2001 we recalled approximately $5.0 million of ASP software product. We had to significantly revise our previously released financial results for the first quarter of 2001 as a result of this product recall and the market price of our common stock declined by approximately 40% the day after we issued a press release announcing the revision to our 2001 first quarter financial results.

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

* the timing and extent of desktop software product returns and recalls;

* cancellations or terminations by retail or distributor accounts;

* reductions in shelf space for our desktop software products; and

* delays in shipment of our desktop software products.

Due to these factors, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful and should not be relied upon as an indication of our future performance. In addition, a significant portion of our operating expenses, particularly labor costs and rent, are relatively fixed,and planned expenditures are based, in part, on expectations with regard to future sales. As a result, we will likely be unable, or may elect not to, reduce spending quickly enough to offset any unexpected revenue shortfall. In the event of a revenue shortfall or unanticipated expenses in any given quarter, our operating results may be below the expectations of securities analysts or investors. If this occurs, the market price of our common stock may decline significantly.

Intense competition could impair our ability to grow and achieve profitability.

The market for email marketing products and services is intensely competitive and rapidly evolving. We expect competition to increase significantly in the future because of the attention the Internet has received as a means of advertising and direct marketing and because there are relatively low barriers to entry in our market. We compete directly with publicly traded email service providers as well as numerous private companies. We compete with the information technology departments of current and prospective clients who use in-house email systems to manage and deliver email marketing campaigns. We also compete with companies providing software and services for outsourced solutions such as emaildistribution, list management, reporting and bounce processing, email consultingand campaign analysis.

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

We would be required to issue a substantial number of additional shares upon conversion of our Series A Preferred Stock if the average closing bid price of our common stock during the fourth quarter of 2002 does not exceed $4.09 per share.

On March 30, 2001, we issued 3,500 shares of our Series A 4% Cumulative Convertible Preferred Stock for an aggregate purchase price of $3.5 million. Subject to certain conditions, any outstanding shares of Series A Preferred Stock on January 2, 2003 will automatically convert into shares of our common stock at a conversion price equal to the lesser of $4.09 or the reset price, which is the average closing bid price of our common stock during the fourth quarter of 2002. The closing bid price of our common stock on March 15, 2001 was $1.99. If the average closing bid price of our common stock during the fourth quarter of 2002 does not exceed $4.09 per share, we would be required to issue a substantial number of additional shares of our common stock upon the automatic conversion of any outstanding shares of Series A Preferred Stock. We will not receive any consideration for the issuance of these additional shares of our common stock. In addition, the issuance of these additional shares of our common stock Would result in substantial dilution to our common stockholders.

If specified events occur, we may be required to repurchase the outstanding shares of our Series A Preferred Stock at a premium price per share.

In accordance with the terms of the documents relating to the issuance of our Series A Preferred Stock, we are required to repurchase the outstanding shares of Series A Preferred Stock under specified circumstances, including, among others:

* our failure to deliver shares of our common stock within 15 trading days after a written request to convert shares of our Series A Preferred Stock or to exercise all or a portion of the related warrant;

* our common stock is no longer listed or included for quotation on the Nasdaq National Market, the Nasdaq Small Cap Market, the New York Stock Exchange or the American Stock Exchange or the trading of our common stock is suspended or halted for more than one trading day;

* after the registration statement covering the shares issuable upon conversion of the Series A Preferred Stock, related warrant and other related securities, sales cannot be made under such registration statement for any reason, including by reason of a stop order or our failure to update the registration statement; or

* we merge with, sell all or substantially all of our assets to or enter into any other business combination transaction with a private company or we become a private company.

In the event that any of such circumstances occur, each holder of shares of our Series A Preferred Stock has the option to compel us to repurchase any or all of such holder's then outstanding shares of Series A Preferred Stock at a premium. The price per share payable by us for any repurchased shares of Series A Preferred Stock is generally equal to the greater of 120% of the original purchase price per share plus any accrued but unpaid dividends or 120% of the market price for our common stock on such date. If we are required to repurchase a significant number of shares of our Series A Preferred Stock under such circumstances, our liquidity and capital could be materially and adversely affected and we may not be able to implement our growth strategy.

Substantial sales of our common stock could cause our stock price to decline.

If our stockholders sell substantial amounts of our common stock, including shares issuable upon the exercise of outstanding options or warrants or issuable upon conversion of our outstanding preferred stock, in the public market, then the market price of our common stock could fall.

Unplanned system interruptions and capacity constraints could disrupt our business and damage our reputation.

We must offer clients reliable, secure and continuous service to attract and retain clients and persuade them to increase their reliance on our email marketing products and services. As the volume of emails generated by our clients increases, we must continuously upgrade and enhance our technical infrastructure to accommodate the increased demands placed on our systems. Our operations also depend in part on our ability to protect our systems against physical damage from fire, earthquakes, power loss, tele-communicationsfailures, computer viruses, unauthorized user access or hacker attacks, physical break-ins and similar events. Any interruption or decrease in response time of our email marketing services could damage our reputation, reduce customer satisfaction and decrease usage of our services.

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

We generally develop internally the specifications for both new products and updates of our existing products. From time to time, we also license third-party products that are complementary to our core product line. In addition toour own development team, we use an independent firm to assist us with the coding on our email marketing system. While we generally own the code that is developed by these firms, the base code used in developing our brochures and business cards products is owned by the third-party coder. With respect to theseproducts, we hold an irrevocable, non-exclusive license to copy and distribute the executable code compiled from the base code and to make limited modifications. Although the agreements with these firms contain various protective terms, these provisions may not effectively protect our interests and third-party coders may develop or market products that compete with our productsor services. Independent coders are in high demand, and independent coders, including those who have developed products for us in the past, may note be available to provide coding services to us in the future. In addition, we may not be able to obtain or renew coding or licensing agreements on favorable terms, or at all.

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

Our board of directors has the authority to issue up to 1,994,550 shares of preferred stock and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of shares of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, we are subject to anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of
Section 203 also could have the effect of delaying or preventing a change of control of ClickAction. Certain other provisions of our certificate of incorporation may have the effect of delaying or preventing changes in control or management, which could adversely affect the market price of our common stock. In addition, in June 1998 our board of directors adopted a share purchase rights plan, or poison pill. This poison pill could have the effect of discouraging, delaying or preventing an acquisition of us.

Our success depends on postal regulations and availability of postal information.

Our line of mailing software products have been developed based on current United States Postal Service regulations. Changes in these regulations, which historically have occurred frequently, could necessitate updating these products or could eliminate or reduce the usefulness of these products, which could adversely affect our operating results. We license, from an independent third-party, address information software used in some of our desktop software products. We may not be able to maintain or renew our relationship with this third party or that the software we license will be error free or perform to our specifications or in accordance with Postal Service regulations. Significant changes in Postal Service regulations or the inability to maintain or renew our license agreement with the independent party on acceptable terms, or at all, could damage our business. We must also obtain Postal Service certification on a bi-monthly basis in order to supply updates to our end-users in a timely manner. We may not be able to continue to secure such certification on a timely basis, if at all, and the failure to do so could damage our business.

Item 3    Quantitative and Qualitative Disclosures About Market Risk

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

The primary objective of our investment activities is to preserve principal and meet liquidity needs while at the same time maximizing the income we receive from our investments without significantly increasing risk. Most of the securities that we have invested in are not subject to significant market risk due to their short-term maturity. We maintain our portfolio of cash equivalents and short-term investments in a variety of investments, including U.S. Treasuries, U.S. Government Agencies, money market funds, Master Notes and Repurchase Agreements of AAA qualities with short-term maturities.

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds.

On March 30, 2001, we issued 3,500 shares of our Series A 4% Cumulative Convertible Preferred Stock for an aggregate purchase price of $3.5 million. The net proceeds from this private placement were $3.3 million. The Series A Preferred Stock accrues cumulative dividends at the rate of 4% per annum payable semi-annually in shares of our common stock or cash at our option or the holder's option if certain conditions are not satisfied. The Series A Preferred Stock is convertible into shares of our common stock at a conversion price equal to $4.09.

In addition to the Series A Preferred Stock, we issued a warrant to the investor in the Series A private placement to purchase 157,243 shares of our common stock at an exercise price equal to $4.68 per share. The Warrant will expire on March 30, 2005.

Subject to certain conditions, any outstanding shares of Series A Preferred Stock will automatically convert into shares of our common stock on January 2, 2003 at a conversion price equal to the lesser of $4.09 or the reset price, which is the average closing bid prices of our common stock during the fourth quarter of 2002. If the reset price is less than $4.09, each holder of at least 100 shares of the Series A Preferred Stock may elect to extend the automatic conversion date until January 2, 2004.

In the event of our liquidation, dissolution or winding-up, the holders of the Series A Preferred Stock are entitled to receive a liquidation preference prior and in preference to the holders of our common stock an amount per share equal to $1,000 plus accrued and unpaid dividends and any unpaid liquidated damages payable under the financing documents.

We may redeem any outstanding shares of the Series A Preferred Stock at any time upon 30 days prior notice. The redemption price consists of (a) a cash payment of the original purchase price plus accrued and unpaid dividends and any unpaid liquidated damages payable under the financing documents, and (b) warrants to purchase 50% of the shares of our common stock issuable upon conversion of any outstanding shares of the Series A Preferred Stock at a conversion price equal to the lower of $4.09 or the average closing bid price over the twenty-five trading days prior to the redemption date.

We have agreed to use our commercially reasonable best efforts to register the shares of common stock issuable upon conversion of the Series A Preferred Stock, the 157,243 shares of common stock issuable upon exercise of the warrant and related securities as soon as practicable after March 30, 2001. If a registration statement covering these registrable securities is not declared effective by June 30, 2001 (or by July 31, 2001 if the registration statement is reviewed by the Securities and Exchange Commission), then we must pay liquidated damages in an amount equal to 2% of the sum of the aggregate amount paid for the then outstanding shares of Series A Preferred Stock and the aggregate market value of the registrable securities for each month (or portion thereof) following the required filing date during which the registration statement has not been declared effective.

We have also granted the holder of the Series A Preferred Stock the right to purchase up to 50% (or 75% for certain transactions) of any shares of capital stock issued by us in a capital raising transaction prior to December 31, 2002. In addition, prior to the effective date of the registration statement described above, we may not issue more than 350,000 shares of its capital stock in a capital raising transaction without the original purchaser's prior consent unless such securities may not be registered for sale or resale until six monthsafter the effective date of the registration statement described above.


Item 6. Exhibits and reports on form 8-K

(a) Exhibits

    Exhibit 27.   Financial Data Schedule.

(b) Reports on Form 8-K

(1) A report on Form 8-K under Item 5 with respect to a private placement was filed on April 12, 2001.

(2) A report on Form 8-K under Item 5 was filed on May 15, 2001 with respect to a press release that disclosed a revision of our previously released financial results due to a software product recall.

                             Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 ClickAction Inc.




Date: May 18, 2001              By: /s/ Sharon S. Chiu
                                    -------------------
                                    Sharon S. Chiu
                                    Chief Financial Officer