Form 10-Q
period 2001-06-30
CLICKACTION INC
filed 2001-08-14
CIK 944950

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                        ____________________________


                                 FORM 10-Q

(Mark One)
 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2001

     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                       Commission File Number: 0-26008

                               CLICKACTION INC.
           (Exact name of registrant as specified in its charter)
Delaware					                   77-0195362
(State or other jurisdiction              (I.R.S. Employer Identification No.)
 of incorporation or organization)

                            2197 E. BAYSHORE ROAD
                               PALO ALTO, CA                         94303
                (Address of principal executive offices)          (Zip code)

          Registrant's telephone number, including area code:   (650) 473-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X              No
                                                    ----               ----


As of August 10, 2001, the registrant had 12,903,138 shares of common stock outstanding.

                                CLICKACTION INC.

                                   FORM 10-Q

                  For the Quarterly Period Ended June 30, 2001

                               Table of Contents


Part I. Financial Information	Page

      Item 1. Financial Statements

            a) Condensed Consolidated Balance Sheets
               as of June 30, 2001 and December 31, 2000	                   3

            b) Condensed Consolidated Statements of Operations
               for the three and six months ended June 30, 2001 and 2000       4

            c) Condensed Consolidated Statements of Cash Flows
               for the six months ended  June 30, 2001 and 2000                5

            d) Notes to Condensed Consolidated Financial Statements            6

      Item 2. Management's Discussion and Analysis of Consolidated Financial 9 Condition and Results of Operations

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk     21

Part II. Other Information

      Item 2.  Changes in Securities and Use of Proceeds                      22

      Item 4.  Submission of Matters to a Vote of Securities Holders	      23

      Item 6.  Exhibits and Reports on Form 8-K                               23

Signatures		                                                            24

                            Part I. Financial Information
                            Item 1. Financial Statements

                                  CLICKACTION INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       June 30, 2001 and December 31, 2000
                                   (unaudited)
                        (in thousands except share data)



                                                     June 30,      December 31,
                                                       2001            2000
                                                   ------------    ------------
ASSETS
Current assets:
 Cash and cash equivalents                          $   5,103       $   8,343
 Note receivable                                        2,226           -----
 Accounts receivable, net                               2,489           2,392
 Other current assets                                     757             107
                                                   ------------    ------------
  Total current assets                                 10,575          10,842

Property and equipment, net                             2,084           4,198
Other assets                                            2,774           1,134
Net assets of Elibrium division sold                     ----           6,599
                                                   ------------    ------------
  Total assets                                      $  15,433       $  22,773
                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                   $   1,564       $   2,193
 Accrued compensation                                     975             944
 Other accrued liabilities                              1,149             706
 Current portion of capital lease obligation              103           -----
 Deferred revenues                                        239             588
                                                   ------------    ------------
  Total current liabilities                             4,030           4,431

Long term liabilities -
 Capital lease obligation-lease current portion           111           -----

Stockholders' equity:
 Preferred stock; $0.001 par value; 2,000,000
  sharesauthorized; 3,500 shares issued and 3,000
  shares outstanding in 2001 (aggregate liquidation
  preference of $3,085,000 as of August 14, 2001)           1           -----
 Common stock; $0.001 par value; 60,000,000
  shares authorized; 12,876,471 and 12,592,312
  shares issued and outstanding, in 2001 and 2000,
  respectively                                             13              13
 Deferred stock-based compensation                        (92)           (118)
 Additional paid-in capital                            32,447          28,858
 Accumulated deficit                                  (21,077)        (10,411)
                                                   ------------    ------------
  Total stockholders' equity                           11,292          18,342
                                                   ------------    ------------
  Total liabilities and stockholders' equity        $  15,433       $  22,773
                                                   ============    ============

       See accompanying notes to condensed consolidated financial statements.

                                  CLICKACTION INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       For the three and six months ended
                            June 30, 2001 and 2000
                                 (Unaudited)
                      (in thousands except per share data)

                                        Three Months Ended    Six Months Ended
                                        ------------------   ------------------
                                             June 30,             June 30,
                                           2001      2000       2001      2000
                                        --------  --------   --------  --------
Net revenues                           $  5,103  $  1,765   $ 10,417  $  2,831
Cost of revenues                            165       560        403       762
                                        --------  --------   --------  --------
  Gross profit                            4,938     1,205     10,014     2,069
                                        --------  --------   --------  --------
Operating expenses:
 Product development                      1,797     2,207      3,573     3,546
 Sales and marketing                      2,062     1,835      4,577     3,364
 General and administrative               1,520       656      2,684     1,307
 Merger and acquisition related              94      ----         94      ----
                                        --------  --------   --------  --------
  Total operating expenses                5,473     4,698     10,928     8,217
                                        --------  --------   --------  --------
  Operating loss                           (535)   (3,493)      (914)   (6,148)

Interest income, net                         32        64         60       106
                                        --------  --------   --------  --------
  Loss from continuing operations
   before income tax expense               (503)   (3,429)      (854)   (6,042)
Income tax expense                         ----      ----       ----      ----
                                        --------  --------   --------  --------
  Loss from continuing operations          (503)   (3,429)      (854)   (6,042)
Gain on sale of discontinued operations   3,352      ----      3,352      ----
(Loss) income from discontinued
 operations                             (10,933)    1,508    (13,134)    1,880
                                        --------  --------   --------  --------
  Net loss                             $ (8,084) $ (1,921)  $(10,636) $ (4,162)
Preferred stock dividend                    (30)     ----        (30)     ----
                                        --------  --------   --------  --------
  Loss applicable to common
   stockholders                        $ (8,114) $ (1,921)  $(10,666) $ (4,162)
                                        ========  ========   ========  ========
Basic and diluted net loss per share:
 Loss from continuing operations       $  (0.04) $  (0.30)  $  (0.07) $  (0.54)
 (Loss) income from discontinued
  operations                              (0.60)     0.13      (0.77)     0.17
                                        --------  --------   --------  --------
  Net loss                             $  (0.64) $  (0.17)  $  (0.84) $  (0.37)
                                        ========  ========   ========  ========
Weighted average shares of common stock
 outstanding:
  Basic                                  12,770    11,541     12,696    11,150
                                        ========  ========   ========  ========
  Diluted                                12,770    11,541     12,696    11,150
                                        ========  ========   ========  ========

     See accompanying notes to condensed consolidated financial statements.

                                CLICKACTION INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 2001 and 2000
                                 (Unaudited)
                               (in thousands)

                                                        Six Months Ended
                                                            June 30,
                                                    ------------------------
                                                       2001          2000
                                                    ----------    ----------
Cash flows from operating activities:
Net loss                                           $  (10,666)   $   (4,162)
Adjustments to reconcile net loss to net cash used
 for operating activities:
 Gain on sale of assets and liabilities and
  equipment                                            (3,497)         ----
 Depreciation and amortization                          1,281           799
 Amortization of stock-based compensation                  26            26
 Provision for sales returns and doubtful accounts        (96)       (1,380)
 Changes in operating assets and liabilities:
  Accounts receivable                                  10,795         1,153
  Inventories                                           1,879           301
  Other current assets                                   (620)         (330)
  Accounts payable                                     (5,405)         (227)
  Accrued compensation                                   (191)          418
  Deferred revenues                                      (349)         (193)
  Other accrued liabilities                              (943)           (4)
  Sale of Elibrium division net liabilities               352          ----
                                                    ----------    ----------
   Net cash used for operating activities              (7,434)       (3,599)
                                                    ----------    ----------
Cash flows from investing activities:
Additions to property and equipment                      (252)       (4,469)
Software production costs and other assets             (1,684)          (53)
Proceeds from sale of assets and liabilities of
 Elibrium division                                        774          ----
Proceeds from sale of property and equipment            1,766          ----
                                                    ----------    ----------
   Net cash used for investing activities                 604        (4,522)
                                                    ----------    ----------
Cash flows from financing activities:
Proceeds from exercise of stock options                   325           989
Proceeds from sale of preferred stock                   3,265          ----
Proceeds from sale of common stock                       ----        14,506
                                                    ----------    ----------
   Net cash provided by financing activities            3,590        15,495
                                                    ----------    ----------
   Net (decrease) increase in cash and cash
    equivalents                                        (3,240)        7,374
Cash and cash equivalents at beginning of period        8,343         3,214
                                                    ----------    ----------
Cash and cash equivalents at end of period         $    5,103    $   10,588
                                                    ==========    ==========
Non-cash investing and financing activities:
Preferred stock dividend paid by issuance of
 common stock                                      $       30         ----
Sale of Elibrium division net liabilities for
 notes receivable                                  $    2,226         ----

    See accompanying notes to condensed consolidated financial statements.

                                CLICKACTION INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows of ClickAction Inc. include all material adjustments (consisting of normal recurring adjustments and adjustments relating to the sale of Elibrium) which are, in the opinion of management, necessary for their fair presentation. The interim results presented are not necessarily indicative of results for a full year. Certain reclassifications have been made for consistent presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2000.

Revenue Recognition

Email Relationship Management Revenue

We account for our revenue related to our high-volume-low-fee email marketing automation, or EMA, services as two separate components: setup fees and email usage services. During the fourth quarter of fiscal year 2000, we adopted SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, or SAB 101, effective January 1, 2000. SAB 101 requires us to recognize setup fees on a straight-line basis over the term of the service contract.

Prior to the adoption of SAB 101, we recognized revenue on setup fees in an amount equal to incremental direct costs incurred related to the setup activities. The remaining setup fees were then recognized on a straight-line basis over the term of the service contract. Results for the three months and six months ended June 30, 2000 have been restated to reflect the adoption of SAB 101.

We provide email usage services under two plans. Under a subscription plan, email services are provided over a designated period, typically with a monthly maximum of emails. Subscription plan revenues are recognized ratably over the contract period. Email services are also provided on a project basis, and revenues for these services are recognized once the project has been completed.

We also sell licenses for software that enables the user to perform certain EMA services in-house. Revenues related to license sales of EMA software are recognized as described below.

Software License Revenue

Effective January 1, 1998, we adopted Statement of Position (SOP) 97-2, Software Revenue Recognition. SOP 97-2 specifies that in order to recognize revenue on sales of software, evidence of the sale arrangement must exist, delivery of the element must have occurred, the fee must be fixed and determinable and collection of the fees must be probable.

SOP 97-2 requires that revenue recognized from software arrangements, such as software products, upgrades, enhancements, post contract customer support, installation, or training, be based on the relative fair values of the elements. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

                                 CLICKACTION INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Per Share Computation

All common shares have been adjusted to reflect a two-for-one split effected in the form of a stock dividend on April 20, 2000 to all holders of the Company's common stock as of April 5, 2000. Basic net loss per share is computed using the weighted average shares of common stock outstanding during each period presented. Diluted net loss per share is computed using the weighted average shares of common stock and potential shares of common stock using the treasury stock method, when dilutive. A total of 3,957,921 and 4,645,094 outstanding stock options with weighted average exercise prices of $2.78 and $5.74 for the three-months ended June 30, 2001 and 2000, respectively, were not included in the computation of diluted loss per share because their effect would have been antidilutive.

Discontinued Operations

On June 15, 2001, we completed the sale of substantially all of the assets and liabilities of our Elibrium division to a corporation owned and controlled by certain members of our management team, including our Chief Financial Officer, our Senior Vice President of the Elibrium division, Vice President of Marketing of the Elibrium division and Vice President of Business Development and Legal Affairs of the Elibrium division, each of whom resigned from ClickAction upon the closing of the transaction. The sales price for the Elibrium division was $3.0 million, of which $500,000 was paid on June 15, 2001 and $274,000 on June 30, 2001. The remaining balance is payable in installments as follows:
$726,000 is due September 15, 2001; $1 million is due on December 15, 2001 and $500,000 is due on March 15, 2002. The asset purchase agreement also provides for further payments to ClickAction should the acquiring company surpass specified financial goals. The sale resulted in a net gain of $3.4 million for the Company. The Elibrium division developed, marketed and manufactured a line of desktop application products consisting of small business productivity software and services.

In connection with the sale of our Elibrium division, we granted the acquiring company an exclusive license relating to our email marketing services and opt-in email database for an onetime fee of $1.5 million pursuant to a separate license agreement.

The sale of the Elibrium division has been reflected as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 and is presented separately in our Condensed Consolidated Financial Statements.

Summary operating results of discontinued operations were as follows:

                                      Three Months Ended      Six Months Ended
                                      June 30,  June 30,     June 30,  June 30,
                                        2001      2000         2001      2000
                                      --------  --------     --------  --------
Desktop applications revenues        $ (3,490) $  4,815     $   (577) $  9,706
Cost of revenues                        2,570     1,319        4,731     2,750
                                      --------  --------     --------  --------
 Gross profit                          (6,060)    3,496       (5,308)    6,956
Operating expenses                      4,873     1,988        7,826     5,076
                                      --------  --------     --------  --------
 (Loss) income from discontinued
  operations                         $(10,933) $  1,508     $(13,134) $  1,880
                                      ========  ========     ========  ========

                                  CLICKACTION INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six months ended June 30, 2001, the Elibrium division generated a loss from discontinued operations of $13.1 million. This loss resulted from the recall in the first quarter of 2001 of approximately $5.0 million of ASP software products shipped by us but supported by three third-party companies. The products were recalled as a result of a concern over the financial stability of these three companies. In addition, during the quarter ended June 30, 2001, our stock rotation cycle was interrupted by the sale of the Elibrium division on June 15, 2001. Under our stock rotation policy, inventory at distributors is rotated to meet seasonal buying patterns and to vary the product mix. Prior to the sale of the Elibrium division, inventory of our distributors, representing $6.8 million, was returned to us under this stock rotation policy. The return was recorded as a reduction of desktop application revenue. Replacement product was re-shipped to the distributors by the acquiring company after the sale of the Elibrium division. In addition, the operating expenses increased $2.8 million compared to the six months ended June 30, 2000. This increase was due primarily to an increase in sales and marketing expenses in connection with increased promotional activities.

Recent Accounting Pronouncements

On January 1, 2001, we were required to adopt Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other derivatives, (collectively referred to as derivative) and for hedging activities. Through June 30, 2001, we have not had any investments in derivative instruments and we have not engaged in hedging activities.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and
No. 142, Goodwill and Other Intangible Assets. The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. The statements will be effective for the Company as of January 1, 2002 for existing goodwill and intangible assets and for business combinations completed after June 30, 2001. Management does not believe SFAS 141 and SFAS 142 will have a material effect on the consolidated financial position or results of operations of the Company.

Preferred Stock

On March 30, 2001, we issued 3,500 shares of our Series A 4% Cumulative Convertible Preferred Stock for an aggregate purchase price of $3.5 million. The net proceeds from this private placement were $3.3 million. The Series A Preferred Stock accrues cumulative dividends at the rate of 4% per annum payable semi-annually in shares of our common stock or cash at our option or the holder's option if certain conditions are not satisfied. The Series A Preferred Stock is convertible into shares of our common stock at a conversion price of $4.09.

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

                                  CLICKACTION INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Overview of Continuing Operations

Revenues from our email marketing automation (EMA) products and services consist of setup revenue for installing our EMA system for our clients, email usage revenues based on the number of emails sent by our clients, email list management fees, professional services performed in connection with our clients' email marketing campaigns, and licensing fees from the license of our EMA system. We account for revenues related to our EMA products and service as two separate components: setup fees and email usage services. We recognize setup fees as revenues on a straight-line basis over the term of the service contract. We recognize email usage revenue based on the number of emails delivered and the related per email delivery charge. We recognize email list management fees based on the number of email lists downloaded and delivered, and we recognize professional services fees ratably over the period the services are rendered.

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

Results of Continuing Operations

Three Months Ended June 30, 2001 and 2000

Net revenues for the three months ended June 30, 2001 increased $3.3 million, or 189%, to $5.1 million, compared with net revenues of $1.8 million for the corresponding period in 2000. The increase was primarily due to increased email usage volume associated with an increase in our client base and increased number of licensing arrangements with our clients.

Gross profit for the three months ended June 30, 2001 increased $3.7 million, or 310%, to $4.9 million, compared with gross profit of $1.2 million for the corresponding period in 2000. Gross margin for the three months ended
June 30, 2001 increased 29% to 97%, compared to 68% for the corresponding period in 2000. The improvement in gross margin was primarily due to reduced costs associated with setup activities. Our gross margins vary from period to period due primarily to direct costs associated with our EMA setup activities and professional services.

Total operating expenses for the three months ended June 30, 2001 increased $775,000, or 16%, to $5.5 million, compared with total operating expenses of $4.7 million for the corresponding period in 2000. The increase in total operating expenses was due primarily to increased marketing and selling expenses related to our EMA products and services, general and administrative expenses to support our infrastructure needs and expenditures associated with the sale of our Elibrium division, offset by a decrease in product development expenses due to capitalization of software production costs.

Product development expenses for the three months ended June 30, 2001 decreased $410,000, or 19%, to $1.8 million, compared with product development expenses of $2.2 million for the corresponding period in 2000. As a percentage of net revenues, product development expenses were 35% for the three months ended
June 30, 2001, compared to 125% for the corresponding period in 2000. The decrease in product development expenses was primarily due to capitalization of software production costs related to our next generation EMA products and services offset by an increase in headcount and consultant costs. We expect the product development expenses to increase as a percentage of net revenues during the remainder of 2001 due to the launch of our next generation EMA products and services in the third quarter and discontinuance of capitalization of software production costs.

Sales and marketing expenses for the three months ended June 30, 2001 increased $227,000, or 12%, to $2.1 million, compared with sales and marketing expenses of $1.8 million for the corresponding period in 2000. As a percentage of net revenues, sales and marketing expenses were 40% for the three months ended
June 30, 2001, compared to 104% for the corresponding period in 2000. The increase in sales and marketing expenses was primarily due to higher marketing, client services and selling expenses associated with our EMA products and services. We expect our sales and marketing expenses to increase slightly as a percentage of net revenues during the remainder of 2001, as we continue to expand and enhance our EMA products and services by building brand awareness and improving our client services and professional services infrastructure, as well as launching the next generation EMA products and services.

General and administrative expenses for the three months ended June 30, 2001 increased $864,000, or 132%, to $1.5 million, compared with general and administrative expenses of $656,000 for the corresponding period in 2000. The increase was primarily due to increase in headcount, infrastructure expenses to support the company needs and bad debt expense. As a percentage of net revenues, general and administrative expenses decreased to 30% for the three months ended June 30, 2001 from 37% for the corresponding period in 2000. We expect our general and administrative expenses to decrease as a percentage of net revenues for the remainder of 2001 as we become more efficient in the support functions.

We recorded $94,000 in merger and acquisition related expenses which were primarily legal and accounting fees.

Net interest income for the three months ended June 30, 2001 decreased $32,000, or 50%, to $32,000, compared with net interest income of $64,000 for the corresponding period in 2000. The decrease was primarily due to lower average cash balances.

We did not record any income tax expense for the three months ended
June 30, 2001 and 2000 because we had an operating loss for both periods.

We recorded $30,000 in preferred stock dividends for the three months ended June 30, 2001 in association with the preferred stock we issued last quarter. This dividend is payable semi-annually on June 30 and December 31 of each year until the conversion of the preferred stock into common stock.

As a result of the foregoing factors, we incurred a net loss from continuing operations for the three months ended June 30, 2001 of $533,000, compared to a net loss from continuing operations of $3.4 million for the corresponding period in 2000.

Six Months Ended June 30, 2001 and 2000

Net revenues for the six months ended June 30, 2001 increased $7.6 million, or 268%, to $10.4 million, compared with net revenues of $2.8 million for the corresponding period in 2000. The increase was primarily due to increased email usage volume associated with an increase in client base and increased number of licensing arrangements with our clients.

Gross profit for the six months ended June 30, 2001 increased $7.9 million, or 384%, to $10.0 million, compared with gross profit of $2.1 million for the corresponding period in 2000. Gross margin for the six months ended June 30, 2001 was 96%, compared to 73% for the corresponding period in 2000. The improvement in gross margin was primarily due to reduced costs associated with setup activities.

Total operating expenses for the six months ended June 30, 2001 increased $2.7 million, or 33%, to $10.9 million, compared with total operating expenses of $8.2 million for the corresponding period in 2000. The increase in total operating expenses was due primarily to increased marketing and selling expenses related to our EMA products and services, general and administrative expenses to support our infrastructure needs and expenditures associated with the sale of our Elibrium division.

Product development expenses for the six months ended June 30, 2001 increased $27,000, or 1%, to $3.6 million, compared with product development expenses of $3.5 million for the corresponding period in 2000. As a percentage of net revenues, product development expenses were 34% for the six months ended June 30, 2001, compared to 125% for the corresponding period in 2000. The increase in product development expenses was primarily due to an increase in headcount and consultant costs offset by capitalization of software production costs related to our next generation EMA products and services. We expect the product development expenses to increase as a percentage of net revenues during the remainder of 2001 due to the launch of our next generation EMA products and services in the third quarter and discontinuance of capitalization of software production costs.

Sales and marketing expenses for the six months ended June 30, 2001 increased $1.2 million, or 36%, to $4.6 million, compared with sales and marketing expenses of $3.4 million for the corresponding period in 2000. As a percentage of net revenues, sales and marketing expenses were 44% for the six months ended June 30, 2001, compared to 119% for the corresponding period in 2000. The increase in sales and marketing expenses was primarily due to higher marketing, client services and selling expenses associated with our EMA products and services. We expect our sales and marketing expenses to increase slightly as a percentage of net revenues during the remainder of 2001 as we continue to expand and enhance our EMA products and services by building brand awareness and improving our client services and professional services infrastructure, as well as launching the next generation EMA products and services.

General and administrative expenses for the six months ended June 30, 2001 increased $1.4 million, or 105%, to $2.7 million, compared with general and administrative expenses of $1.3 million for the corresponding period in 2000.

The increase was primarily due to increase in headcount, infrastructure expenses to support the company needs and bad debt expense. As a percentage of net revenues, general and administrative expenses decreased to 26% for the six
months ended June 30, 2001 from 46% for the corresponding period in 2000.   We
expect our general and administrative expenses to decrease as a percentage of net revenues for the remainder of 2001 as we become more efficient in the support functions.

We recorded $94,000 in merger and acquisition related expenses which were primarily legal and accounting fees.

Net interest income for the six months ended June 30, 2001 decreased $46,000, or 43%, to $60,000, compared with net interest income of $106,000 for the corresponding period in 2000. The decrease was primarily due to lower average cash balances.

We did not record any income tax expense for the six months ended June 30, 2001 and 2000 because we had an operating loss for both periods.

We recorded $30,000 in preferred stock dividends for the six months ended
June 30, 2001 in association with the preferred stock we issued in March of this year. This dividend is payable semi-annually on June 30 and December 31 of each year until the preferred stock is converted into common stock.

As a result of the foregoing factors, we incurred a net loss from continuing operations for the six months ended June 30, 2001 of $884,000, compared to a net loss from continuing operations of $6.0 million for the corresponding period in 2000.

Liquidity and Capital Resources

Since inception, we have financed our activities mostly from cash generated from operations and equity financings. On March 30, 2001, we completed a private placement of convertible preferred stock and received net proceeds of approximately $3.3 million. On June 15, 2001, we completed the sale substantially all of the assets and liabilities of our Elibrium division for $3.0 million, of which $774,000 has been paid and remainder of which is due in installments of $726,000 on September 15, 2001, $1 million on December 15, 2001 and $500,000 on March 15, 2002. We also received a licensing fee of $1.5 million from the acquiring company. On June 29, 2001, we signed a sale and leaseback agreement with Sun Microsystems Finance and received net proceeds of $1.6 million.

Operating activities used cash of $7.4 million for the six months ended June 30, 2001, compared to a use of $3.6 million for the corresponding period in 2000. The changes in our operating assets and liabilities included operating activities for the Elibrium division prior to the sale of this division on June 15, 2001. The change in accounts receivable of $10.8 million from June 30, 2000 to the same period in 2001 included receivables sold to the company that acquired our Elibrium division, payments received prior to this sale and products returned as part of the rotation cycle which reduced the outstanding receivable balance. The change in inventory from June 30, 2000 to the same period in 2001 was result of the sale of our inventory of desktop software products to the company that acquired our Elibrium division. Our cash and cash equivalents balance was $5.1 million on June 30, 2001, compared with a cash and cash equivalents balance of $10.6 million on June 30, 2000.

We believe that our existing cash and cash that may be generated by our operations will be sufficient to meet our capital needs for the next 12 months, assuming that we receive, during this period, payment of all or a substantial portion of our $2.5 million in outstanding accounts receivables and $2.2 million in notes receivable. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.

If all or substantially all of our outstanding accounts and notes receivable as of June 30, 2001 are not paid, we believe that our existing cash and cash equivalents and cash that may be generated from operations may not be sufficient to fund our operations at currently anticipated levels beyond the fourth quarter of 2001. While we may take appropriate actions in order to fund our operations at currently anticipated levels beyond the fourth quarter of 2001, additional capital from equity or credit financings may be necessary in order to fund our operations at currently anticipated levels beyond the fourth quarter of 2001.
We may attempt to finance our future capital needs through some combination of commercial bank borrowings, leasing, vendor financing and the sale of additional equity or debt securities. However, there can be no assurance that we will be able to raise additional capital, on acceptable terms, or at all.

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

Factors Which May Impact Future Operating Results

In addition to the factors discussed in the "Overview of Continuing Operations" and "Liquidity and Capital Resources" sections of this "Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations," the following risk factors may affect our business, financial condition and results of operations.

We have incurred significant operating losses in the past and there is no guarantee that we will achieve profitability.

As of June 30, 2001, we had an accumulated deficit of $21.1 million. We recorded a net loss of $884,000 from continuing operations for the six months ended June 30, 2001. There can be no assurance that we can achieve profitability in the near future. We have historically relied to a significant extent on the revenues and cash flow generated from the sale of desktop software products by our Elibrium division to fund the development and expansion of our email marketing strategy. As a result of the sale of our Elibrium division on June 15, 2001, our ability to achieve profitability in the future will depend primarily upon our ability to continue development of new email marketing products and services, enhance our infrastructure and expand our customer base and brand awareness. To achieve these goals, we need to increase spending on product development, sales and marketing and technology. To the extent that our email marketing revenues do not significantly increase as a result of this increased spending, we may not achieve profitability. Even if we do achieve profitability, there is no guarantee that we will be able to sustain or increase our profitability on a quarterly or annual basis in the future.

We may need to raise additional capital if we are unable to collect outstanding receivables. Our prospects for obtaining additional financing, if required, are uncertain and failure to obtain additional capital could affect our ability to pursue future growth.

As of June 30, 2001, our net accounts receivable and notes receivable totaled $4.7 million. If we do not receive payment for all or substantially all of our outstanding accounts receivables, we believe that our existing cash and cash equivalents and cash that may be generated from operations may not be sufficient beyond the fourth quarter of 2001. While we may take appropriate actions to change our proposed operations at currently anticipated levels beyond the fourth quarter of 2001, additional capital from equity or credit financings may be necessary in order to fund our operations at currently anticipated levels beyond the fourth quarter of 2001. There can be no assurance that we will be able to raise additional capital on acceptable terms, or at all. If adequate funds are not available on acceptable terms, our ability to fund any potential expansion, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage of ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders.

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

* the seasonal nature of our email marketing automation business;

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

If email marketing automation is not widely accepted or if use of the Internet by consumers does not continue to grow, there will be a decreased demand for our email marketing products and services and our business will suffer as a result.

The market for email marketing automation products and services is new and rapidly evolving. If email marketing automation does not gain widespread acceptance as a means of marketing to, and communicating with, consumers, our business will suffer. Businesses that have relied upon traditional means of attracting new customers and maintaining customer relationships may not accept, or may be slow in accepting, our EMA products and services because:

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

Our business will be harmed if we fail to meet the demands of our email marketing automation clients.

The success of our EMA businesses depends to a significant extent on our ability to provide satisfactory services to our clients, meet their demands and maintain an infrastructure capable of handling, without interruption, the volume of emails or marketing campaigns resulting from our clients' email marketing campaigns. The success of our email marketing businesses also depends on our ability to successfully deliver emails or marketing campaigns over the Internet. Software programs exist that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by Web users would significantly undermine the commercial viability of email advertising and marketing. The failure to deliver email messages or marketing campaigns for our clients in an effective and consistent manner may cause our clients to discontinue their use of our email campaign services. In addition, because we provide our clients with a 100% service guarantee, if our clients are not completely satisfied with our service we may be required to refund the delivery fees paid by dissatisfied clients or resend an email marketing campaign at our own expense. If these refunds are large in amount, our business and financial results could be adversely affected.

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

On May 14, 2001, the market price of our common stock declined by approximately 40% after we announced that we were significantly revising our previously released financial results for the first quarter of 2001 due to a recall of $5.0 million of ASP software products of our Elibrium division which was sold on June 15, 2001. In the past, many companies have been subject to securities class action litigation following significant declines in the market price of their securities. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and could cause the market price of our common to decline further.

Our success depends on our timely development of new products and services.

We believe that our future success depends in large part upon our ability to keep pace with competitive offerings, to adapt to new operating systems, hardware platforms, media, and industry standards, and to provide additional functionality by enhancing our existing products and services and introducing new products and services on a timely basis. If we are unable to develop such products or services in a timely manner due to resource constraints or technological or other reasons, this inability could have a material adverse effect on our business. For instance, our Enterprise version of our EMA product which we announced in October 2000 is not scheduled to ship until the third quarter of 2001. Failure to develop and introduce new products and services in a timely fashion could have a material adverse effect on our business.

Intense competition could impair our ability to grow and achieve profitability.

The market for email marketing products and services is intensely competitive and rapidly evolving. Our competitors are continuing to engage in significant price competition for email marketing services. We expect competition to increase significantly in the future because of the attention the Internet has received as a means of advertising and direct marketing and because there are relatively low barriers to entry in our market. We compete directly with publicly traded email service providers as well as numerous private companies. We compete with the information technology departments of current and prospective clients who use in-house email systems to manage and deliver email marketing campaigns. We also compete with companies providing software and services for outsourced solutions such as email distribution, list management, reporting and bounce processing, email consulting and campaign analysis.

Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases, more diversified lines of products and services and significantly greater resources than we have. These competitors may be able to devote significant resources to sales and marketing, adopt more aggressive pricing policies and deliver superior solutions. If we are not able to compete effectively with our current or future competitors, our business would be harmed.

We would be required to issue a substantial number of additional shares upon conversion of our Series A Preferred Stock if the average closing bid price of our common stock during the fourth quarter of 2002 does not exceed $4.09 per share.

On March 30, 2001, we issued 3,500 shares of our Series A 4% Cumulative Convertible Preferred Stock for an aggregate purchase price of $3.5 million. Subject to certain conditions, any outstanding shares of Series A Preferred Stock on January 2, 2003 will automatically convert into shares of our common stock at a conversion price equal to the lesser of $4.09 or the reset price, which is the average closing bid price of our common stock during the fourth quarter of 2002. The closing bid price of our common stock on July 31, 2001 was $1.12. If the average closing bid price of our common stock during the fourth quarter of 2002 does not exceed $4.09 per share, we would be required to issue a substantial number of additional shares of our common stock upon the automatic conversion of any outstanding shares of Series A Preferred Stock. We will not receive any consideration for the issuance of these additional shares of our common stock. In addition, the issuance of these additional shares of our common stock would result in substantial dilution to our common stockholders.

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

In the event that any of such circumstances occur, each holder of shares of our Series A Preferred Stock has the option to compel us to repurchase any or all of such holder's then outstanding shares of Series A Preferred Stock at a premium. The price per share payable by us for any repurchased shares of Series A Preferred Stock is generally equal to the greater of 120% of the original purchase price per share plus any accrued but unpaid dividends or the market price for our common stock on such date. If we are required to repurchase a significant number of shares of our Series A Preferred Stock under such circumstances, our liquidity and capital could be materially and adversely affected and we may not be able to implement our growth strategy.

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

Effective on the close of the sale of substantially all of the assets of our Elibrium division on June 15, 2001, our chief financial officer resigned her position with us in order to become the chief financial officer of the buyer of the Elibrium division. Although we have commenced a search for a new chief financial officer, competition for qualified chief financial officers is intense and there can be no assurance that we will be able to attract and retain a qualified chief financial officer in a timely manner, or at all. Our inability to attract and retain a qualified chief financial officer could adversely impact our business and financial results.

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

Our limited protection of intellectual property and proprietary rights may adversely affect our business

We rely primarily on a combination of trademarks, copyright and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We do not have any patents or any patent applications to protect our proprietary rights. The measures we have taken to protect our proprietary rights may not be adequate to prevent unauthorized use of our proprietary technology and other intellectual property rights.

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

Our board of directors has the authority to issue up to an additional 1,994,500 shares of preferred stock and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of shares of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, we are subject to anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of ClickAction. Certain other provisions of our certificate of incorporation may have the effect of delaying or preventing changes in control or management, which could adversely affect the market price of our common stock. In addition, in June 1998 our board of directors adopted a share purchase rights plan, or poison pill. This poison pill could have the effect of discouraging, delaying or preventing an acquisition of us.

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

The primary objective of our investment activities is to preserve principal and meet liquidity needs while at the same time maximizing the income we receive from our investments without significantly increasing risk. Most of the securities that we have invested in are not subject to significant market risk due to their short-term maturity. We maintain our portfolio of cash equivalents and short-term investments in a variety of investments, including U.S. Treasuries, U.S. Government Agencies, money market funds, Master Notes and Repurchase Agreements of AAA qualities with short-term maturities

Part II. Other Information

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

We agreed to use our commercially reasonable best efforts to register the shares of common stock issuable upon conversion of the Series A Preferred Stock, the 157,243 shares of common stock issuable upon exercise of the warrant and related securities as soon as practicable after March 30, 2001. We filed a registration statement to register such securities with the Securities and Exchange Commission, or SEC, on April 27, 2001. This registration statement is currently under review by the SEC. Because this registration statement was not declared effective by July 31, 2001, we must pay liquidated damages in an amount equal to $70,000 for each month (or portion thereof) following July 31, 2001 during which this registration statement has not been declared effective.

We have also granted the holder of the Series A Preferred Stock the right to purchase up to 50% (or 75% for certain transactions) of any shares of capital stock issued by us in a capital raising transaction prior to December 31, 2002. In addition, prior to the effective date of the registration statement described above, we may not issue more than 350,000 shares of our capital stock in a capital raising transaction without the original purchaser's prior consent unless such securities may not be registered for sale or resale until six months after the effective date of the registration statement described above.

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 24, 2001.

The matters voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

(1) The election of David P. Mans, Gregory W. Slayton, Gary J. Daichendt, Howard M. Love, Jr., Edwin R. Niehaus, III, Randy M. Haykin, and Emerick M. Woods as directors to hold office until the 2001 annual meeting of stockholders:

Directors			      For		              Withheld
------------------------      -------------             --------------
David P. Mans			9,907,493	              324,598
Gregory W. Slayton		9,644,723	              587,368
Gary J. Daichendt		      9,907,493	              324,598
Howard M. Love, Jr.		9,907,493		        324,598
Edwin R. Niehaus, III		9,904,493                 327,598
Randy M. Haykin			9,907,493                 324,598
Emerick M. Woods		      9,903,093                 328,998

(2) Approval of the 2001 Equity Incentive Plan:

      For: 5,217,215          Against: 1,149,256      Abstain: 74,501
      Non-Vote: 3,791,119

(3) Ratification of the selection of KPMG LLP as independent auditors of the Company for its fiscal year ending December 31, 2001:

      For: 10,193,756         Against: 21,985         Abstain: 16,350

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 27.   Financial Data Schedule

(b) Reports on Form 8K

    1. A current report on Form 8-K under Items 2 and 5 with respect to the sale of assets of our Elibrium division was filed June 20, 2001, which current report was amended to include pro forma financials pursuant to Form 8-K/A that was filed on July 2, 2001.

    2. A current report on Form 8-K under Item 5 with respect to the press release on the recall of certain ASP software products was filed on May 15, 2001, which current report was amended by a Form 8-K/A filed on May 17, 2001.

    3. A current report on Form 8-K under Item 2 with respect to the private placement of Series A 4% Cumulative Preferred Stock with Tail Wind Fund, Ltd. was filed on April 12, 2001.

                               Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              ClickAction Inc.




Date: August 14, 2001                    By:  /s/ Albert P. Liong
                                             ---------------------------
                                             Albert P. Liong
                                             Vice President Finance and
                                             Controller