Form 10-Q
period 2001-09-30
CLICKACTION INC
filed 2001-11-14
CIK 944950

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                    ____________________________


                              FORM 10-Q

(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2001

OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_              No ___


As of November 12, 2001, the registrant had 12,903,500 shares of common stock outstanding.

                            CLICKACTION INC.

                               FORM 10-Q

           For the Quarterly Period Ended September 30, 2001

                           Table of Contents


Part I. Financial Information	                                     Page

      Item 1. Financial Statements

            a) Condensed Consolidated Balance Sheets
               as of September 30, 2001 and December 31, 200          3

            b) Condensed Consolidated Statements of Operations
               for the three and nine months ended September 30,
               2001 and 2000                                          4

            c) Condensed Consolidated Statements of Cash Flows
               for the nine months ended  September 30, 2001
               and 2000                                               5

            d) Notes to Condensed Consolidated Financial Statements   6

      Item 2. Management's Discussion and Analysis of Consolidated
              Financial Condition and Results of Operations          10

      Item 3. Quantitative and Qualitative Disclosures About Market
              Risk                                                   23

Part II. Other Information

      Item 2. Changes in Securities and Use of Proceeds              24

      Item 6. Exhibits and Reports on Form 8-K                       25

Signatures		                                                   26


                       Part I. Financial Information
                        Item 1. Financial Statements

                            CLICKACTION INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
              September 30, 2001 and December 31, 2000
                              (unaudited)
                   (in thousands except share data)

                                            September 30,   December 31,
                                                2001            2000
                                            -------------   ------------
ASSETS
 Current assets:
  Cash and cash equivalents                 $    2,962      $    8,343
  Note receivable                                1,500           -----
  Accounts receivable, net                       2,364           2,392
  Other current assets                             844             107
                                            -------------   ------------
   Total current assets                          7,670          10,842

 Property and equipment, net                     1,835           4,198
 Other assets                                      293           1,134
 Net assets of Elibrium division sold             ----           6,599
                                            -------------   ------------
   Total assets                             $    9,798      $   22,773
                                            =============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                          $    1,661      $    2,193
  Accrued compensation                             659             944
  Other accrued liabilities                      2,053             706
  Current portion of capital lease obligation      115           -----
  Deferred revenues                                155             588
                                            -------------   ------------
   Total current liabilities                     4,643           4,431

 Long term liabilities -
  Capital lease obligation-less current portion     92           -----

 Stockholders' equity:
  Preferred stock; $0.001 par value; 2,000,000
   shares authorized; 3,500 shares issued and
   3,000 shares outstanding in 2001 (aggregate
   liquidation preference of $3,039,000 as of
   October 26, 2001)                                 1           -----
  Common stock; $0.001 par value; 60,000,000
   shares authorized; 12,903,500 and 12,592,312
   shares issued and outstanding in 2001 and
   2000, respectively                               13              13
  Deferred stock-based compensation              -----            (118)
  Additional paid-in capital                    32,437          28,858
  Accumulated deficit                          (27,388)        (10,411)
                                            -------------   ------------
   Total stockholders' equity                    5,063          18,342
                                            -------------   ------------
   Total liabilities and stockholders'
    equity                                  $    9,798      $   22,773
                                            =============   ============

  See accompanying notes to condensed consolidated financial statements.


                            CLICKACTION INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the three and nine months ended
                    September 30, 2001 and 2000
                             (Unaudited)
                (in thousands except per share data)

                               Three Months Ended      Nine Months Ended
                             ----------------------  -------------------
                             Sept. 30,   Sept. 30,   Sept. 30, Sept. 30,
                               2001        2000          2001     2000
                             ----------- ----------  --------- ---------
Net revenues                 $   2,369   $  3,638    $ 12,786  $  6,467
Cost of revenues                   269        947         672     1,709
                             ----------- ----------  --------- ---------
 Gross profit                    2,100      2,691      12,114     4,758
                             ----------- ----------  --------- ---------
Operating expenses:
 Product development             1,801      2,154       5,295     5,699
 Sales and marketing             1,386      1,972       5,881     5,336
 General and administrative      1,257        883       4,105     2,189
 Merger and acquisition related   ----       ----          94      ----
 Restructuring and impairment
  charges                        3,985       ----       3,985      ----
                             ----------- ----------  --------- ---------
  Total operating expenses       8,429      5,009      19,360    13,224
                             ----------- ----------  --------- ---------
  Operating loss                (6,329)    (2,318)     (7,246)   (8,466)

Interest income, net                19        129          81       235
                             ----------- ----------  --------- ---------
  Loss from continuing
   operations before income
   tax expense                  (6,310)    (2,189)     (7,165)   (8,231)
Income tax expense                ----       ----        ----      ----
                             ----------- ----------  --------- ---------
  Loss from continuing
   operations                   (6,310)    (2,189)     (7,165)   (8,231)
Gain on sale of discontinued
 operations                       ----       ----       3,352      ----
Income (loss) from
 discontinued operations          ----      1,650     (13,134)    3,530
                             ----------- ----------  --------- ---------
  Net loss                   $  (6,310)  $   (539)   $(16,947) $ (4,701)
Redeemable preferred stock
 dividend                         ----       ----         (30)     ----
                             ----------- ----------  --------- ---------
Loss applicable to common
 stockholders                $  (6,310)  $   (539)   $(16,977) $ (4,701)
                             =========== ==========  ========= =========

Basic and diluted net loss per share:
 Loss from continuing
  operations                 $   (0.49)  $  (0.17)   $  (0.56) $  (0.71)
 Income (loss) from discon-
  tinued operations          $    ----   $   0.13    $  (0.77) $   0.30
                             ----------- ----------  --------- ---------
  Net loss                   $   (0.49)  $  (0.04)   $  (1.33) $  (0.41)
                             =========== ==========  ========= =========
Weighted average shares of
 common stock outstanding:
 Basic                          12,898     12,404      12,774    11,581
                             =========== ==========  ========= =========
 Diluted                        12,898     12,404      12,774    11,581
                             =========== ==========  ========= =========

  See accompanying notes to condensed consolidated financial statements.


                            CLICKACTION INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
        For the nine months ended September 30, 2001 and 2000
                             (Unaudited)
                            (in thousands)

                                                    Nine Months Ended
                                                       September 30,
                                                 -----------------------
                                                    2001         2000
                                                 -----------  ----------
Cash flows from operating activities:
 Net loss                                        $  (16,977)  $  (4,701)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
   Dividend                                              30        ----
   Net gain on sale of assets and equipment          (2,998)       ----
   Depreciation and amortization                      1,337       1,095
   Impairment charge                                  2,851        ----
   Amortization of stock-based compensation              71          39
   Provision for sales returns and doubtful accounts    (96)     (2,969)
  Changes in operating assets and liabilities:
   Accounts receivable                               10,921         342
   Inventories                                        1,879        (540)
   Other current assets                                (658)       (136)
   Accounts payable                                  (5,308)        780
   Accrued compensation                                (507)        324
   Deferred revenues                                   (433)       (193)
   Other accrued liabilities                            (38)      1,235
   Sale of Elibrium division net liabilities            352        ----
                                                  -----------  ---------
    Net cash used for operating activities           (9,574)     (4,724)
                                                  -----------  ---------
Cash flows from investing activities:
 Additions to property and equipment                   (420)     (4,624)
 Software production costs and other assets          (2,213)       (329)
 Proceeds from sale of assets and liabilities of
  Elibrium division                                   1,500        ----
 Proceeds from sale of property and equipment         1,774        ----
                                                  -----------  ---------
  Net cash used for investing activities                641      (4,953)
                                                  -----------  ---------
Cash flows from financing activities:
 Proceeds from exercise of stock options                332       1,196
 Proceeds from sale of preferred stock                3,265        ----
 Repayment of capital lease obligations                 (45)       ----
 Proceeds from sale of common stock                    ----      15,659
                                                  -----------  ---------
  Net cash provided by financing activities           3,552      16,855
                                                  -----------  ---------
  Net (decrease) increase in cash and cash
   equivalents                                       (5,381)      7,178
                                                  -----------  ---------
Cash and cash equivalents at beginning of period      8,343       3,214
                                                  -----------  ---------
Cash and cash equivalents at end of period        $   2,962    $ 10,392
                                                  ===========  =========
Non-cash investing and financing activities:
 Sale of Elibrium division net liabilities for
  notes receivable                                $   1,500    $  ----
 Equipment acquired under capital lease           $     252    $  ----

 See accompanying notes to condensed consolidated financial statements.

                             CLICKACTION INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows of ClickAction Inc. include all material adjustments (consisting of normal recurring adjustments and adjustments relating to the sale of Elibrium) which are, in the opinion of management, necessary for their fair presentation. The interim results presented are not necessarily indicative of results for a full year. Certain reclassifications have been made for consistent presentation. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2000.

Revenue Recognition

Email Marketing Automation Revenue

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

Prior to the adoption of SAB 101, we recognized revenue on setup fees in an amount equal to incremental direct costs incurred related to the setup activities. The remaining setup fees were then recognized on a straight-line basis over the term of the service contract. Results for the three months and nine months ended September 30, 2000 have been restated to reflect the adoption of SAB 101.

We provide email usage services under two plans. Under a subscription plan, email services are provided over a designated period, typically with a monthly maximum of emails. Subscription plan revenues are recognized ratably over the contract period. Email services are also provided on a project basis, and revenues for these services are recognized once the project has been completed.

We provide email list management services and recognize revenues for these services based on the number of email lists downloaded and delivered. We provide professional services, such as training, to our customers and recognize revenues as those services are provided.

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

SOP 97-2 requires that revenue recognized from software arrangements with multiple elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training, be based on the relative fair values of the elements. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

                            CLICKACTION INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (CONTINUED)

Per Share Computation

All common shares have been adjusted to reflect a two-for-one split effected in the form of a stock dividend on April 20, 2000 to all holders of the Company's common stock as of April 5, 2000. Basic net loss per share is computed using the weighted average shares of common stock outstanding during each period presented. Diluted net loss per share is computed using the weighted average shares of common stock and potential shares of common stock using the treasury stock method, when dilutive. A total of 2,144,388 and 4,887,846 outstanding stock options with weighted average exercise prices of $3.32 and $6.46 for the nine months ended September 30, 2001 and 2000, respectively, were not included in the computation of diluted loss per share because their effect would have been antidilutive.

Discontinued Operations

On June 15, 2001, we completed the sale of substantially all of the assets and liabilities of our Elibrium division to a corporation owned and controlled by certain former members of our management team. The sales price for the Elibrium division was $3.0 million, of which $500,000 was paid on June 15, 2001, $274,000 on June 30, 2001 and
$726,000 on September 15, 2001. The remaining balance is payable in installments as follows: $1 million is due on December 15, 2001 and $500,000 is due on March 15, 2002. The asset purchase agreement also provides for further payments to us should the acquiring company surpass specified financial goals. The sale resulted in a net gain of $3.4 million for the Company in the quarter ended June 30, 2001. The Elibrium division developed, marketed and manufactured a line of desktop application products consisting of small business productivity software and services.

In connection with the sale of our Elibrium division, we granted the acquiring company an exclusive license relating to our email marketing services and opt-in email database for a one-time fee of $1.5 million
pursuant to a separate license agreement.   The fee was collected and
recorded as licensing revenue in the quarter ended June 30, 2001.

The sale of the Elibrium division has been reflected as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 and is presented separately in our Condensed Consolidated Financial Statements.

Summary operating results of discontinued operations were as follows:

                             Three Months Ended     Nine Months Ended
                            ---------------------  --------------------
                             Sept. 30,  Sept. 30,   Sept. 30, Sept. 30,
                               2001       2000        2001       2000
                            ---------- ----------  ---------- ---------
Desktop applications
 revenues                   $   ----   $   5,381   $    (577) $ 15,087
Cost of revenues                ----       1,557       4,731     4,307
                            ---------- ----------  ---------- ---------
 Gross profit (loss)            ----       3,824      (5,308)   10,780
Operating expenses              ----       2,174       7,826     7,250
                            ---------- ----------  ---------- ---------
 (Loss) income from
  discontinued operations   $   ----   $   1,650   $ (13,134) $  3,530
                            ========== ==========  ========== =========

                             CLICKACTION INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (CONTINUED)

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, 142, and 143.

SFAS 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. We adopted SFAS 141 as of July 1, 2001 and will apply its provisions to future acquisitions, if any. We do not believe SFAS 141 and SFAS 142 will have a material effect on our consolidated financial position or results of operations, unless the Company records material amounts of intangible assets, including goodwill, resulting from future acquisitions, if any.

SFAS 143, Accounting for Asset Retirement Obligations requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently reviewing the impact of SFAS 143 on the Company.

In August 2001 the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We are currently reviewing the impact of SFAS 144 on the Company.

Restructuring and Impairment Charges

During the quarter ended September 30, 2001, we decided to reposition our business and focus our resources toward enhancing our ASP solutions for our enterprise clients and to cease product development and product sales to the enterprise software market. As part of this repositioning, we closed our offices in San Francisco, Los Angeles, and New York and recorded a charge of $778,000 related to facilities closure for the quarter ended September 30, 2001. Also as part of this repositioning, we made a significant reduction in staffing levels related to enterprise software development, and brought down staffing levels in other areas of the company as well to reduce operating expenses. A total of 57 positions were eliminated and a charge of $204,000 related to severance costs was recorded for the quarter ended September 30, 2001.

On October 29, 2001, we reached a tentative agreement with the landlord of our Los Angeles office to terminate the lease effective January 1, 2002 in return for payment of rent for the remainder of the year ending December 31, 2001, release of a $420,000 letter of credit to the landlord and payment of $13,000 to the landlord for various expenses under the lease. Although we have not yet entered into a definitive agreement with the landlord regarding the termination of this lease, we believe that the likelihood of entering into such an agreement is probable, and thus, we have included in our restructuring and impairment charges for the quarter ended September 30, 2001, $577,000, relating to the cost of terminating this lease.

As a result of our decision to exit the enterprise software market, capitalized software product development costs were determined to be impaired under the requirements of SFAS 121, Accounting for Impairment of Long-Lived Assets, and an impairment charge totaling $3.0 million was recorded in the quarter ended September 30, 2001.

                            CLICKACTION INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              (CONTINUED)

Preferred Stock

On March 30, 2001, we issued 3,500 shares of our Series A 4% Cumulative Convertible Preferred Stock for an aggregate purchase price of $3.5 million. The net proceeds from this private placement were $3.3 million. The Series A Preferred Stock accrues cumulative dividends at the rate of 4% per annum, payable semi-annually, in shares of our common stock or cash at our option or the holder's option if certain conditions are not satisfied. The Series A Preferred Stock is convertible into shares of our common stock at a conversion price of $4.09.

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

Overview of Continuing Operations

Revenues from our email marketing automation, or EMA, products and services consist of setup revenue for installing our EMA system for our clients, email usage revenues based on the number of emails sent by our clients, email list management fees, professional services performed in connection with our clients' email marketing campaigns, and licensing fees from the license of our EMA software. We account for revenues related to our EMA products and services as two separate components: setup fees and email usage services. We recognize setup fees as revenues on a straight-line basis over the term of the service contract. We recognize email usage revenue either on a subscription basis or at the end of a project based on the number of emails delivered and the related per email delivery charge. We recognize email list management fees based on the number of email lists downloaded and delivered, and we recognize professional services fees as services are rendered.

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

Results of Continuing Operations

Three Months Ended September 30, 2001 and 2000

Net revenues for the three months ended September 30, 2001 decreased $1.2 million, or 35%, to $2.4 million, compared with net revenues of $3.6 million for the corresponding period in 2000. The decrease was primarily due to a decline in revenue from our on-line name acquisition business and reduced email usage volume as a result of an overall weak economy.

Gross profit for the three months ended September 30, 2001 decreased $591,000, or 22%, to $2.1 million, compared with gross profit of $2.7 million for the corresponding period in 2000. Gross margin for the three months ended September 30, 2001 increased 15 percentage points to 89%, compared to 74% for the corresponding period in 2000. The improvement in gross margin was primarily due to reduced costs associated with our EMA setup activities and on-line name acquisition business. Our gross margins vary from period to period due primarily to direct costs associated with our EMA setup activities and on-line name acquisition business.

Total operating expenses for the three months ended September 30, 2001 increased $3.4 million, or 68%, to $8.4 million, compared with total operating expenses of $5.0 million for the corresponding period in 2000. The increase in total operating expenses was primarily due to restructuring and impairment charges totaling $4.0 million that we recognized as a result of the refocusing of our business. Prior to our restructuring and reduction in workforce, general and administrative expenses were higher than the corresponding period in 2000 due to an increase in headcount and infrastructure expenses to support the company needs. These were offset by decreased product development expenses associated with capitalization of software production costs and decreased sales and marketing expenses resulting from deferral of certain marketing program expenditures.

Product development expenses for the three months ended September 30, 2001 decreased $353,000, or 16%, to $1.8 million, compared with product development expenses of $2.2 million for the corresponding period in 2000. As a percentage of net revenues, product development expenses were 76% for the three months ended September 30, 2001, compared to 59% for the corresponding period in 2000. The decrease in product development expenses was primarily due to capitalization of software production costs related to our next generation EMA products and services offset by an increase in headcount and consultant costs. During the quarter ended September 30, 2001, we wrote off the capitalized software production costs as part of restructuring and impairment charges associated with repositioning of our business.
We expect the product development expenses to decrease as a percentage of net revenues during the remainder of 2001 due to a reduction in product development activities.

Sales and marketing expenses for the three months ended September 30, 2001 decreased $586,000, or 30%, to $1.4 million, compared with sales and marketing expenses of $2.0 million for the corresponding period in 2000. As a percentage of net revenues, sales and marketing expenses were 59% for the three months ended September 30, 2001, compared to 54% for the corresponding period in 2000. The decrease in sales and marketing expenses was primarily due to lower marketing, client services and selling expenses associated with deferment of marketing programs and reduced staffing levels. We expect our sales and marketing expenses to decrease slightly as a percentage of net revenues during the remainder of 2001, as we continue to control discretionary spending.

General and administrative expenses for the three months ended
September 30, 2001 increased $374,000, or 42%, to $1.3 million, compared with general and administrative expenses of $883,000 for the corresponding period in 2000. The increase was primarily due to increase in headcount, infrastructure expenses to support company needs and liquidated damages associated with the issuance of our preferred stock. As a percentage of net revenues, general and administrative expenses were 53% for the three months ended September 30, 2001, compared to 24% for the corresponding period in 2000. We expect our general and administrative expenses to decrease as a percentage of net revenues for the remainder of 2001 as a result of our decreased staffing levels and increased efficiency in support functions.

During the quarter ended September 30, 2001, we decided to reposition our business and focus our resources on enhancing our ASP solutions to enterprise clients and to cease product development and product sales to the enterprise software market. As part of this repositioning, we closed our offices in San Francisco, Los Angeles, and New York and recorded a charge of $778,000 related to facilities closure for the quarter ended September 30, 2001. Also as part of this repositioning, we made a significant reduction in staffing levels related to enterprise software development, and brought down staffing levels in other areas of the company as well to reduce operating expenses. A total of 57 positions were eliminated and a charge of $204,000 related to severance costs was recorded for the quarter ended September 30, 2001.

On October 29, 2001, we reached a tentative agreement with the landlord of our Los Angeles office to terminate the lease effective January 1, 2002 in return for payment of rent for the remainder of the year ending December 31, 2001, release of a $420,000 letter of credit to the landlord and payment of $13,000 to the landlord for various expenses under the lease. Although we have not yet entered into a definitive agreement with the landlord regarding the termination of this lease, we believe that the likelihood of entering into such an agreement is probable, and thus, we have included in our restructuring and impairment charges for the quarter ended September 30, 2001, $577,000, relating to the cost of terminating this lease.

As a result of our decision to exit the enterprise software market, capitalized software product development costs were determined to be impaired under the requirements of SFAS 121, Accounting for Impairment of Long-Lived Assets, and an impairment charge totaling $3.0 million was recorded in the quarter ended September 30, 2001.

Net interest income for the three months ended September 30, 2001 decreased $110,000, or 85%, to $19,000, compared with net interest income of $129,000 for the corresponding period in 2000. The decrease was primarily due to lower average cash balances.

We did not record any income tax expense for the three months ended September 30, 2001 and 2000 because we had an operating loss for both periods.

As a result of the foregoing factors, we incurred a net loss from continuing operations for the three months ended September 30, 2001 of $6.3 million, compared to a net loss from continuing operations of $2.2 million for the corresponding period in 2000.

Nine Months Ended September 30, 2001 and 2000

Net revenues for the nine months ended September 30, 2001 increased $6.3 million, or 98%, to $12.8 million, compared with net revenues of $6.5 million for the corresponding period in 2000. The increase was primarily due to increased email usage volume associated with an expanded client base and increased number of licensing arrangements with our clients.

Gross profit for the nine months ended September 30, 2001 increased $7.4 million, or 155%, to $12.1 million, compared with gross profit of $4.7 million for the corresponding period in 2000. Gross margin for the nine months ended September 30, 2001 was 95%, compared to 74% for the corresponding period in 2000. The improvement in gross margin was primarily due to reduced costs associated with setup activities.

Total operating expenses for the nine months ended September 30, 2001 increased $6.1 million, or 46%, to $19.3 million, compared with total operating expenses of $13.2 million for the corresponding period in 2000. The increase in total operating expenses was primarily due to restructuring and impairment charges that we recognized as a result of the refocusing of our business, increased marketing and selling expenses related to our EMA products and services, and increased general and administrative expenses to support our infrastructure needs, expenditures associated with the sale of our Elibrium division and increased bad debt expense. These increases were offset by decreased product development expenses associated with capitalization of software production costs.

Product development expenses for the nine months ended September 30, 2001 decreased $404,000, or 7%, to $5.3 million, compared with product development expenses of $5.7 million for the corresponding period in 2000. As a percentage of net revenues, product development expenses were 41% for the nine months ended September 30, 2001, compared to 88% for the corresponding period in 2000. The decrease in product development expenses was primarily due to capitalization of software production costs offset by an increase in headcount and consultant costs. We expect the product development expenses to decrease as a percentage of net revenues during the remainder of 2001 due to a reduction in staff devoted to product development activities.

Sales and marketing expenses for the nine months ended September 30, 2001 increased $545,000, or 10%, to $5.9 million, compared with sales and marketing expenses of $5.3 million for the corresponding period in 2000. As a percentage of net revenues, sales and marketing expenses were 46% for the nine months ended September 30, 2001, compared to 83% for the corresponding period in 2000. The increase in sales and marketing expenses was primarily due to higher marketing, client services and selling expenses associated with our EMA products and services. We expect our sales and marketing expenses to decrease slightly as a percentage of net revenues during the remainder of 2001 as we continue to control discretionary spending.

General and administrative expenses for the nine months ended September 30, 2001 increased $1.9 million, or 88%, to $4.1 million, compared with general and administrative expenses of $2.2 million for the corresponding period in 2000. The increase was primarily due to increase in headcount, infrastructure expenses to support the company needs, expenditures associated with the sale of our Elibrium division and bad debt expense. As a percentage of net revenues, general and administrative expenses were 32% for the nine months ended
September 30, 2001, compared to 34% for the corresponding period in 2000. We expect our general and administrative expenses to decrease as a percentage of net revenues for the remainder of 2001 as a result of our decreased staffing levels and increased efficiency in support functions.

We recorded $94,000 in merger and acquisition related expenses, which were primarily legal and accounting fees.

During the quarter ended September 30, 2001, we decided to reposition our business and focus our resources on enhancing our ASP solutions to enterprise clients and to cease product development and product sales to the enterprise software market. As part of this repositioning, we closed our offices in San Francisco, Los Angeles, and New York and recorded a charge of $778,000 related to facilities closure for the quarter ended September 30, 2001. Also as part of this repositioning, we made a significant reduction in staffing levels related to enterprise software development, and brought down staffing levels in other areas of the company as well to reduce operating expenses. A total of 57 positions were eliminated and a charge of $204,000 related to severance costs was recorded for the quarter ended September 30, 2001.

On October 29, 2001, we reached a tentative agreement with the landlord of our Los Angeles office to terminate the lease effective January 1, 2002 in return for payment of rent for the remainder of the year ending December 31, 2001, release of a $420,000 letter of credit to the landlord and payment of $13,000 to the landlord for various expenses under the lease. Although we have not yet entered into a definitive agreement with the landlord regarding the termination of this lease, we believe that the likelihood of entering into such an agreement is probable, and thus, we have included in our restructuring and impairment charges for the quarter ended September 30, 2001, $577,000, relating to the cost of terminating this lease.

As a result of our decision to exit the enterprise software market, capitalized software product development costs were determined to be impaired under the requirements of SFAS 121, Accounting for Impairment of Long-Lived Assets, and an impairment charge totaling $3.0 million was recorded in the quarter ended September 30, 2001.

Net interest income for the nine months ended September 30, 2001 decreased $154,000, or 66%, to $81,000, compared with net interest income of $235,000 for the corresponding period in 2000. The decrease was primarily due to lower average yields and cash balances.

We did not record any income tax expense for the nine months ended September 30, 2001 and 2000 because we had an operating loss for both periods.

We recorded $30,000 in preferred stock dividends for the nine months ended September 30, 2001 in association with the preferred stock we issued in March of this year. This dividend is payable semi-annually on June 30 and December 31 of each year until the preferred stock is converted into common stock.

As a result of the foregoing factors, we incurred a net loss from continuing operations for the nine months ended September 30, 2001 of $7.2 million, compared to a net loss from continuing operations of $8.2 million for the corresponding period in 2000.

Change in Los Angeles Lease Restructuring Charge

On October 25, 2001, we disclosed in a press release $4.8 million in restructuring and impairment charges for the quarter ended
September 30, 2001, $1.4 million of which was related to the closure of our Los Angeles office. As of October 25, 2001, we did not believe the landlord would allow us to terminate the lease for that office. Therefore, in accordance with accounting principles generally accepted in the United States of America (GAAP), we disclosed a $1.4 million charge related to our Los Angeles lease based on the difference between the rent payable by us under such lease for the remainder of the lease term and the amount we reasonably expected to receive through a sublease of the space. Subsequent to October 25, 2001, we reached a tentative agreement with the landlord on the principle terms of an agreement to terminate the lease effective January 1, 2002 in return for payment of rent for the remainder of the year, release of a $420,000 letter of credit to the landlord and payment of $13,000 to the landlord for various expenses under the lease. Although we have not yet entered into a definitive agreement with the landlord regarding the termination of this lease, we believe that the likelihood of entering into such an agreement is probable, and thus, in accordance with GAAP, we have reduced the previously disclosed restructuring and impairment charges for the quarter ended September 30, 2001 by $811,000, the difference between the original charge and the amount we currently expect to be payable by us under a definitive agreement with the landlord. While we believe that entering into such an agreement is probable, there can be no assurance that we will be able to enter into a definitive agreement with the landlord, or, even if we do enter into an agreement with the landlord, that the agreement will be on these terms or on terms substantially similar to these terms.

Liquidity and Capital Resources

Since inception, we have financed our activities mostly from cash generated from operations and equity financings. On March 30, 2001, we completed a private placement of convertible preferred stock and received net proceeds of approximately $3.3 million. On June 15, 2001, we completed the sale substantially all of the assets and liabilities of our Elibrium division for $3.0 million, of which $1.5 million has been collected and the remainder of which is due in installments of $1.0 million on December 15, 2001 and $500,000 on March 15, 2002. In connection with the sale of our Elibrium division, we also entered into a licensing agreement with the acquiring company for which we received a fee of $1.5 million. On June 29, 2001, we signed a sale and leaseback agreement with Sun Microsystems Finance and received net proceeds of $1.6 million.

Operating activities used cash of $9.6 million for the nine months ended September 30, 2001, compared to a use of $4.7 million for the corresponding period in 2000. The changes in our operating assets and liabilities included operating activities for the Elibrium division prior to the sale of this division on June 15, 2001. The change in accounts receivable of $10.9 million from September 30, 2000 to the same period in 2001 included receivables sold to the company that acquired our Elibrium division, payments received prior to this sale and products returned as part of the rotation cycle which reduced the outstanding receivable balance. The change in inventory from September 30, 2000 to the same period in 2001 was result of the sale of our inventory of desktop software products to the company that acquired our Elibrium division. Our cash and cash equivalents balance was $3.0 million on September 30, 2001, compared with a cash and cash equivalents balance of $10.4 million on September 30, 2000.

We believe that our existing cash and cash that may be generated by our operations will be sufficient to meet our capital needs for the next
12 months, assuming that we receive, during this period, payment of all or a substantial portion of our $2.4 million in outstanding accounts receivables and $1.5 million in notes receivable. However, any projections of future cash needs and cash flows are subject to substantial uncertainty.

If all or substantially all of our outstanding accounts and notes receivable as of September 30, 2001 are not paid, we believe that our existing cash and cash equivalents and cash that may be generated from operations may not be sufficient to fund our operations at currently anticipated levels beyond the first quarter of 2002. While we may take appropriate actions in order to fund our operations at currently anticipated levels beyond the first quarter of 2002, additional capital from equity or credit financings may be necessary in order to fund our operations at currently anticipated levels beyond the first quarter of 2002. We may attempt to finance our future capital needs through some combination of commercial bank borrowings, leasing, vendor financing and the sale of additional equity or debt securities. However, there can be no assurance that we will be able to raise additional capital, on acceptable terms, or at all.

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

As of September 30, 2001, our net accounts receivable and notes receivable totaled $3.9 million. If we do not receive payment for all or substantially all of our outstanding accounts receivables, we believe that our existing cash and cash equivalents and cash that may be generated from operations may not be sufficient beyond the first quarter of 2002. While we may take appropriate actions to change our proposed operations at currently anticipated levels beyond the first quarter of 2002, additional capital from equity or credit financings may be necessary in order to fund our operations at currently anticipated levels beyond the first quarter of 2002. There can be no assurance that we will be able to raise additional capital on acceptable terms, or at all. If adequate funds are not available on acceptable terms, our ability to fund any potential expansion, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage of ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders.

Our customers continue to experience business conditions that could adversely affect our business. A continued decrease in expenditures by advertisers or a continued downturn in the economy could cause our revenues to decline significantly in any given period.

We derive, and expect to continue to derive for the foreseeable future, a large portion of our revenues from the email marketing automation products and services we provide to our customers for their marketing and advertising campaigns. Marketing and advertising expenditures by our customers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for advertising, including email marketing products and services, has been characterized in recent quarters by increasing softness of demand, lower prices, the reduction or cancellation of contracts, an increased risk of uncollectible receivables from advertisers and the reduction of marketing and advertising budgets. As a result of these reductions, email marketing spending as well as advertising spending across traditional media has decreased. We cannot assure you that further reductions will not occur. We also cannot assure you that if economic conditions improve, marketing budgets and advertising spending will increase from current levels. As a result, our revenues from email marketing automation products and services may decline significantly in any given period.

We have incurred significant operating losses in the past and there is no guarantee that we will achieve profitability.

As of September 30, 2001, we had an accumulated deficit of $27.4 million. We recorded a net loss of $7.2 million from continuing operations for the nine months ended September 30, 2001. There can be no assurance that we can achieve profitability in the near future. We have historically relied to a significant extent on the revenues and cash flow generated from the sale of desktop software products by our Elibrium division to fund the development and expansion of our email marketing strategy. As a result of the sale of our Elibrium division on June 15, 2001, our ability to achieve profitability in the future will depend primarily upon our ability to continue development of new email marketing products and services, enhance our infrastructure and expand our customer base and brand awareness. To achieve these goals, we may need to increase spending on product development, sales and marketing and technology. To the extent that our email marketing revenues do not significantly increase as a result of this increased spending, we may not achieve profitability. Even if we do achieve profitability, there is no guarantee that we will be able to sustain or increase our profitability on a quarterly or annual basis in the future.

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

On March 30, 2001, we issued 3,500 shares of our Series A 4% Cumulative Convertible Preferred Stock for an aggregate purchase price of $3.5 million. Subject to certain conditions, any outstanding shares of Series A Preferred Stock on January 2, 2003 will automatically convert into shares of our common stock at a conversion price equal to the lesser of $4.09 or the reset price, which is the average closing bid price of our common stock during the fourth quarter of 2002. The closing bid price of our common stock on October 26, 2001 was $0.41. If the average closing bid price of our common stock during the fourth quarter of 2002 does not exceed $4.09 per share, we would be required to issue a substantial number of additional shares of our common stock upon the automatic conversion of any outstanding shares of Series A Preferred Stock. We will not receive any consideration for the issuance of these additional shares of our common stock. In addition, the issuance of these additional shares of our common stock would result in substantial dilution to our common stockholders.

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

We may not be able to hire and retain key personnel necessary to support our growth.

We depend on the continued services of our key technical, sales and senior management personnel, particularly our president and chief executive officer George Grant, and our Senior Vice President of Technology, Kentyn Reynolds. Any officer or employee can terminate his or her relationship with us at any time, and we do not maintain key man insurance policies for either Mr. Grant or Mr. Reynolds. The future growth of our business will depend on our ability to attract, retain and motivate qualified, highly-skilled employees, particularly persons with marketing, Internet and information technology experience. There is competition for these employees with technical, management, marketing, sales, product development and other specialized skills in our industry. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

It is also uncertain as to how existing laws may be applied to the Internet in areas such as property ownership, copyright, trademark and trade secrets. The recent growth of Internet commerce has been attributed by some to the lack of sales and value-added taxes on interstate sales of goods and services over the Internet. Numerous state and local authorities have expressed a desire to impose such taxes on sales to consumers and businesses in their jurisdictions. Recently, Congress allowed the Internet Tax Freedom Act of 1998 which prevented the imposition of such taxes through October 2001 to expire. Unless the federal moratorium on state and local taxes on Internet sales is renewed, sales of goods and services over the Internet could be subject to multiple overlapping tax schemes, which could substantially hinder the growth of Internet commerce, including the use of our email marketing solution.

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

Our board of directors has the authority to issue up to an additional 1,996,500 shares of preferred stock and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of shares of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, we are subject to anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of ClickAction. Certain other provisions of our certificate of incorporation may have the effect of delaying or preventing changes in control or management, which could adversely affect the market price of our common stock. In addition, in June 1998 our board of directors adopted a share purchase rights plan, or poison pill. This poison pill could have the effect of discouraging, delaying or preventing an acquisition of us.

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

We agreed to use our commercially reasonable best efforts to register the shares of common stock issuable upon conversion of the Series A Preferred Stock, the 157,243 shares of common stock issuable upon exercise of the warrant and related securities as soon as practicable after March 30, 2001. We filed a registration statement to register such securities with the Securities and Exchange Commission, or SEC, on April 27, 2001. An amended registration statement was filed
August 30, 2001 and was subsequently declared effective September 4, 2001. Because this registration statement was not declared effective by July 31, 2001, we have paid liquidated damages in an amount equal to $70,000 for each month (or portion thereof) following July 31, 2001 during which this registration statement was not declared effective.

We have also granted the holder of the Series A Preferred Stock the right to purchase up to 50% (or 75% for certain transactions) of any shares of capital stock issued by us in a capital raising transaction prior to December 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

    (a)   Exhibit 27.   Financial Data Schedule

    (b)   Reports on Form 8K

          1. A current report on Form 8-K under Item 5 with respect to the September 18, 2001 press release announcing the resignation of Gregory Slayton as President and CEO and the appointments of George Grant as the President and CEO and Gregory Slayton as the Chairman of the Board was filed on September 19, 2001.

                             Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                     ClickAction Inc.




Date: November 12, 2001	            By:  /s/Albert P. Liong
                                         -----------------------------
	                                   Albert P. Liong
                                         Sr. Vice President of Finance