Form 10-K405
period 2001-12-31
CLICKACTION INC
filed 2002-03-11
CIK 944950

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

Commission File Number: 0-26008

CLICKACTION INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0195362
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2197 E. Bayshore Road
Palo Alto, California 94303
(Address of Principal Executive Offices)

(650) 473-3600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Based on the closing price of $1.18 on February 15, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant as of February 15, 2002 was $12,514,105. The number of shares outstanding of the registrant’s common stock as of February 15, 2002 was 13,022,528.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of registrant’s definitive proxy statement for its 2002 annual meeting of stockholders, to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this Form 10-K relates, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.    Business

Overview

We are a leading provider of email marketing automation products and services. ClickAction Email Marketing Automation, or EMA, solution helps marketers design, deploy and manage personalized email campaigns. ClickAction EMA saves time, generates revenues and reduces costs by providing highly scalable outbound and inbound messaging, one-to-one publication, powerful rule-based segmentation, real-time tracking and detailed reporting, all integrated in a Web-based solution. Our email marketing products are permission-based, which means that our clients send emails to customers and potential customers who have provided their email addresses, have a business relationship or explicitly asked to receive information on specific subjects, brands, services or products. Our clients typically use our EMA solution to send content rich emails that inform these customers about new products, sales and promotions, specified items of interest and corporate events.

Industry Background

The Growth of Ecommerce and Email

The Internet has rapidly become a significant global medium for commerce and communications. According to a recent eMarkerter report, the number of Internet users worldwide will reach 709.1 million in 2004, up from its estimate of 445.9 million in 2001. The unique characteristics of the Internet, including its wide accessibility and vast information resources, have created new commercial opportunities for retailers and advertisers. The Internet enables online retailers to provide increased product information, a broader selection of merchandise and greater convenience to consumers, while reducing overhead costs through greater economies of scale and reducing the need for a physical presence in local markets. These benefits, combined with the significant growth in Internet use, have caused significant growth in online consumer spending.

Increased use of the Internet has also resulted in the widespread adoption of email as a standard and reliable communications medium. According to the United States Department of Commerce, email is now used by 45% of the total United States population, up from 35% in 2000. This continued growth in the use of email reflects its cost-effectiveness, speed of delivery and ability to send increasingly complex files and attachments, such as documents and multimedia, at any time and from any location with Internet access.

The Expansion of Direct Email Marketing

The online direct marketing industry is continuing to expand rapidly. Email marketing and marketing automation are two of the key components of this industry. Forrester Research predicts that by 2006 email services spending will increase to $6.8 billion as marketers outsource the delivery of increasingly complex email marketing campaigns. Specifically for our market segment, Jupiter Communications projects that spending on retention-based email campaigns will grow from $580 million in 2001 to $4.7 billion in 2006. Based on our internal research and study, we believe that permission-based email marketing and customer relationship management will experience the most rapid growth within the online direct marketing category because of its cost effectiveness, the responsiveness of the one-to-one communication it provides and the need for businesses in a difficult economy to conserve revenues by retaining existing customers and increasing their returns on their marketing investments.

Advantages of Permission-Based Email Marketing Compared to Traditional Marketing Media

Permission-based email marketing allows businesses to market their products in a manner not possible in traditional direct marketing media such as catalogs and direct mailings. Unlike unsolicited and untargeted email promotions, commonly referred to as “spam”, permission-based emails are sent exclusively to customers that have elected to receive email marketing materials regarding specific subjects, brands, services and products. Based upon the stated preferences and demographic information provided by customers when they “opt-in” to a company’s email marketing program as well as these customers’ past and current purchase histories, companies can create customized and targeted email marketing campaigns that are more likely to result in sales than a traditional direct mail campaign.

Permission-based email marketing automation also offers the following benefits compared to traditional direct marketing campaigns:

•
Rapid Deployment.    Email dramatically decreases the amount of time it takes marketers to develop and deploy a direct marketing campaign. Whereas printed direct mail campaigns require a lead time of eight to nine weeks to create and distribute, email marketing campaigns can be created in only 24 to 48 hours.

•
Lower Cost of Delivery.    Email marketing campaigns eliminate postage, paper and printing. Based on these and other savings, Jupiter Communications reports that the cost for direct mail can range from $1.00 to $2.00 for each item mailed, whereas the cost to deliver a highly personalized email ranges from $0.01 to $0.25 for each item delivered.

•
Increased Response Rates.    The targeted and personalized nature of permission-based email marketing campaigns generates significantly higher response rates than traditional direct marketing campaigns. Jupiter Communications reports that response rates for permission-based email marketing campaigns range from 5% to 15%, compared to 0.1% to 2% for traditional direct marketing campaigns. Jupiter Research also found that 80% of email marketing messages are responded to within 48 hours, as compared to six to eight weeks for traditional direct marketing methods.

•
Improved Tracking and Analysis.    Email marketers can easily retrieve and analyze campaign results and frequently change their marketing campaigns in response to market factors and consumer feedback. Jupiter Communications reports that it takes 48 hours on average for marketers to obtain information regarding the success of an email marketing campaign compared to several weeks for a direct mail marketing campaign.

•
Greater Return on Investment.    The cost-effectiveness, speed of delivery and increased response rates associated with email marketing campaigns result in greater return on investment than traditional direct marketing campaigns.

The Challenges of Developing and Managing Email Marketing Systems

Companies that choose to internally develop, maintain and operate a successful email marketing system face significant challenges, including:

•	developing and managing a robust and scalable infrastructure that can accommodate high volumes of email;

•	hiring and training a dedicated team of technology and email marketing professionals to develop, maintain, enhance and operate their email marketing campaigns and systems;

•	developing and maintaining databases that contain accurate email addresses and appropriate demographic, transactional and behavioral data;

•	creating targeted and personalized email marketing campaigns that are of interest and value to their customers and consistent with their branding strategy;

•	tracking and analyzing real-time campaign response data, including emails successfully delivered, emails opened and consumer responses for each campaign by each recipient and each specific offer;

•	enhancing the email marketing system to incorporate additional direct marketing features as a result of market factors, customer responses and changes in technology; and

•
complying with federal, state and international rules and regulations that govern the delivery of high volume email marketing campaigns and manage relationships with major Internet service providers in order to ensure delivery of email messages.

These challenges often result in less than optimal results for those companies that choose to internally develop and manage their email marketing campaigns rather than outsource this service. Companies today are finding that to overcome these challenges, they need to outsource in order to build effective email conversations, rather than just email campaigns.

As a result of the difficulties associated with internally developing and managing a successful email marketing system, we believe that an increasing number of companies will use a third party provider to develop, customize and deploy permission-based email marketing campaigns on an outsourced or internally supported platform.

The ClickAction Email Marketing Automation Solution

We provide an integrated Web-based email marketing automation solution that enables our clients to more effectively communicate with their customers through targeted, customized and personalized email. The current version of our proprietary email marketing automation product, ClickAction EMA, enables our clients to conduct targeted permission-based email campaigns, collect and profile customer data through opt-in surveys and historical interactions, and access real-time results in a Web-based environment. Our EMA solution provides the following key features:

Easy to Use Web-based Solution.    ClickAction EMA provides a feature-rich, Web-based campaign management interface that offers our clients complete control over their email marketing communications and access to all relevant information at any time using a Web-browser. Our intuitive, easy-to-use Web-based interface allows our clients to develop and execute their own email marketing campaigns quickly and easily regardless of their level of technical expertise.

Smart Personalization™.    ClickAction EMA’s Smart Personalization™ functions enable our clients to develop and execute email campaigns that reflect an in-depth understanding of each customer. Clients can define their own search parameters to query our email relationship management software database in order to create highly targeted email lists. Our clients can then personalize each email to the needs and interests of their customers based on information contained within the database.

Real-time Email Marketing Campaign Management.    ClickAction EMA allows our clients’ in-house marketing personnel to quickly retrieve and analyze email marketing campaign results through our Web-based tracking and reporting system. This capability allows our clients’ in-house marketing personnel to execute test campaigns, gain valuable market research data and customer feedback, and continue to improve the effectiveness of their email marketing campaign strategies.

Modularity.    ClickAction EMA is based upon 100% Java technology and built to the J2EE architecture specification. Java technology is already incorporated in most major Web-browsers. The J2EE architecture allows us to seamlessly and rapidly incorporate the “best of breed” third party component technology into our EMA solution as it is developed without costly or time consuming product upgrades and installations.

Scalability.    We have designed ClickAction EMA to evolve with the needs and size of our clients’ organization. Because ClickAction EMA is built on a highly scalable 100% Java platform, we can easily distribute network workload efficiently across our network of high performance email servers. This capability allows us to quickly and easily increase our capacity across multiple networks in multiple locations while continuing to provide dedicated and reliable service.

Integration with Clients’ Existing Technologies.    Our 100% Java Web-based data exchange tools enable flexible and easy integration with clients’ existing technologies, including legacy databases, commerce platforms, call centers and other Web applications. Our Web-based interface allows our clients to import existing customer data such as historical purchasing activity. Clients can also export customer data from ClickAction EMA for reporting or merging with other data or software applications.

Rapid Implementation.    In as little as 72 hours, new clients can begin to build their permission-based customer database and design, test and implement their first email campaign using the application service provider, or ASP, version of ClickAction EMA. Our client services team is available to assist new clients with the implementation process.

Respect for Consumer Privacy.    We support the protection of privacy rights as a fundamental element of our business. By supporting only permission-based email, we allow individuals to identify personal preferences and needs, and then communicate with them regarding only those specific areas for which they have identified an interest. At any time, an individual may choose to opt out and be eliminated from the database. We have designed ClickAction EMA to automatically perform duplicate address removal, list merge/purge, error checking and validation procedures to ensure that client email lists are accurate, current and contain only valid email addresses of consumers who wish to receive information. This permission-based approach to email marketing also enables our clients to comply with evolving rules and regulations regarding high volume, unsolicited email.

Email Marketing Automation Strategy

Our objective is to become the leading provider of email marketing products, services and education. Key elements of our strategy include:

Obtain New Clients and Expand Relationships with Existing Clients.    We believe we have established a leading competitive position in providing email marketing services to large organizations in the catalog, multi-channel retail, telecommunications, travel and entertainment market segments. These segments are characterized by clients with sophisticated marketing departments and a significant need for personalized, large-scale email marketing campaigns. We intend to increase our number of clients in these market segments and other market segments with similar characteristics. We also intend to increase the revenues generated from our existing email marketing clients as they increase the number and frequency of their email campaigns and expand their email marketing efforts into new areas of their organizations.

Leverage Existing and Develop New Strategic Alliances.    Our direct sales efforts are enhanced by our strategic alliances with leading ecommerce software and application providers like BEA Systems and advertising agencies like Suissa Miller and Campbell Ewald. We intend to expand our existing strategic alliances and enter into new strategic alliances to extend our market reach and revenue potential, strengthen our market position and enhance the email marketing products and services we offer to our clients.

Expand our Product and Service Offerings.    We intend to incorporate additional features into the services we provide. In February 2002, we introduced ClickAction EMA 6.1, which expands the capabilities of our solution by allowing our clients to interact with customers with a higher degree of specificity, with increased control over messaging and by allowing for an enhanced profile of each customer. We will continue to improve the EMA solution by developing some of these services internally and access others through relationships with our strategic partners and other third parties.

Build Brand Awareness.    We intend to establish ClickAction as the standard for reliable, permission-based email marketing campaign deployment with real-time tracking and reporting capabilities. We intend to continue to participate in key industry associations and conferences and actively report our service capabilities and client successes to the trade press and direct marketing community.

Pursue International Expansion.    We intend to expand our EMA solution to a licensable product for select international markets, such as Europe and Asia, which we believe will be receptive to the EMA solution due to wide spread email and Internet use and acceptance of email marketing. To accomplish our international expansion, we may choose to develop on-site capability or develop strategic relationships with advertising agencies, technology companies and system integrators that have a substantial, existing international presence.

Products

The current version of our EMA solution, ClickAction EMA 6.1 provides a feature-rich, easy-to-use, Web-based interface that gives our clients’ in-house marketing personnel total control over their email communications. It also includes a variety of standard and optional features and functions that can be flexibly implemented based upon the client’s preferences, including:

Function	Features
Permission Profiling
ClickAction EMA allows our clients to create customer profiles based on the following data from their customers:

•   demographic data such as age, gender and occupation,
•   preference information related to the products and services that customers are interested in,
•   behavioral and observational data such as customers’ actions or responses to emails, and
•   custom data specific to a client’s business such as customer identification numbers and product categories.

Data Exchange For Customer Management
ClickAction EMA allows our clients to create a database of both historical customer responses to traditional direct marketing campaigns and results of email campaigns and analyze such data to improve customer retention and sales. These features include the ability to:

•   import existing customer data through a client accessible user interface,
•   create unique source names for identification and segmenting,
•   export any data segment from the ClickAction EMA profile database using segmenting rules, and

List Management
ClickAction EMA automatically manages a clients’ email list through:

•   eliminating duplicate email addresses,
•   error checking and validating email addresses, and
•   tracking undeliverable email addresses.

Smart Personalization™
ClickAction EMA incorporates a powerful, rules engine that allows our clients to:

•   target customers’ demographic, preference or profile data,
•   build a segment of profiles from any field in the ClickAction EMA profile database, and
•   create complex custom rules to manage email campaigns.

Self-Serve Campaign Management
ClickAction EMA’s easy-to-use Web-based interface allows our clients to manage all aspects of their email marketing, including the ability to:

•   organize multiple offers in a campaign,
•   add new offers to a campaign with forms-based templates, including text, newsletter, HTML and test templates,
•   schedule individual offers,
•   add streaming audio and video, and
•   incorporate custom purchase forms in HTML emails.

ClickForward ™ Viral Marketing	ClickAction EMA allows our clients to conduct viral marketing campaigns where customers are offered incentives to forward a particular email marketing campaign to a family member or friend.

Real-Time Tracking and Reporting
ClickAction EMA provides our clients with the following information with respect to an email marketing campaign:

•   detailed, Web-based, real-time results for each offer, including total messages sent, bouncebacks and click-through rate,
•   test results if a test offer was conducted, and
•   a detailed list of targets by category and date subscribed.

Email Processing
ClickAction EMA offers the following email processing functions:

•   automatic scalability to handle peak volumes of emails,
•   HTML sensing technology,
•   custom handling of auto-replies, bouncebacks and unsubscribes, and
•   rules-driven keyword filtering on inbound messages.

Consulting Services

We provide a full range of consulting services for our clients that enable our clients to fully leverage the capabilities of ClickAction’s email marketing automation products to build lasting one-to-one customer relationships. Our consulting services include:

•
Client Services:    Our client services team enhances our clients’ marketing team, bringing with it online and offline industry experience, a fresh perspective on our clients’ marketing plan and objectives and a thorough understanding of how to best utilize our powerful email marketing automation products to produce optimal campaign results.

•
Data and List Management:    We offer data management services to allow our clients to integrate their in-house systems to synchronize and collect data across multiple touch points and to communicate with customers intelligently, personally and consistently. Our data management services can also handle our clients’ most complex list management tasks.

•
Professional Services:    We offer professional services that allow our clients to optimize their marketing campaigns, establish rules for segmenting their customers and maintain a consistent marketing strategy and brand integrity across all media.

Strategic Alliances

We believe our strategic alliances significantly extend our market reach and revenue potential, strengthen our market position and enhance the products and services we offer to our clients. For example, we currently have existing strategic relationships with leading technology companies and advertising agencies, including:

•
BEA Systems, Inc., a leading provider of e-commerce infrastructure software that helps companies of all sizes build e-commerce systems. BEA’s Tuxedo and Weblogic products comprise approximately 46% of the transaction server market, according to International Data Corporation. As part of our strategic alliance with BEA Systems, we have adopted the BEA WebLogic Server as our standard platform for our email marketing automation solution.

•
Strategic Agency Partnerships.    We have entered into strategic partnerships with leading advertising agencies, including Suissa Miller Advertising, Campbell Ewald and a number of agencies that cater to non-profit organizations. Our EMA technology is either licensed by these agencies or we host the technology for them. We also provide on-going training and educational programs.

Sales and Marketing

We sell our email marketing automation products and services primarily through our direct sales force. As of December 31, 2001, we had sales managers located in Palo Alto, California and New York, New York. We focus our sales efforts on the senior marketing and business executives of our prospective clients.

We complement our direct sales force by entering into arrangements with leading companies in the direct marketing and advertising industries. For example, we have entered into agreements with advertising agencies, Internet portals and providers of incentive-based consumer loyalty programs to enable them to offer our email marketing automation services to their clients.

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

Technology

Our technology is optimized for high volume, personalized and effective email marketing, complete with back-end reporting and analysis. We use both internally developed technologies and technologies licensed from third parties. ClickAction EMA is built on BEA System’s WebLogic platform, which supports high-volume email campaigns and integrates with Java-based Web and enterprise applications. Our Web-based user interface is currently capable of delivering millions of highly personalized and targeted email messages per day. Our software handles the critical elements of an email marketing campaign including email delivery, email address list management, targeting, segmentation, testing, personalization, tracking, real-time reporting, bounced back email processing and data hosting. We can also deliver email in multiple formats including plain text, HTML or rich media.

Our technology has been designed to offer a reliable and scalable operation. The network design is based on an architecture consisting of Sun Solaris, Cisco, Oracle and BEA Systems. Multiple redundancy is built in to provide parallel processing which enhances the overall reliability of the system.

Our data and network center is located at a third party facility. This facility is climate controlled and equipped with back up generators. Our agreement with the owner of this facility includes service level guarantees for bandwidth uptime, fire protection and seven days a week, 24 hours a day security surveillance. Our data centers are connected remotely to our network operations headquarters via a direct private network with multi-layered security to ensure reliable and secure remote network management. In building and maintaining the network, we have focused on reliability, scalability and performance.

Our security system which safeguards client data consists of four layers: comprehensive security policies and standard operating procedures; control of access to our technology platform through log-ins and passwords; real-time intrusion detection through a hardware-based firewall; and maintenance of a dedicated emergency response team providing seven days a week, 24 hours a day surveillance.

Competition

The market for email marketing products and services is intensely competitive and rapidly evolving. We anticipate that our direct competition will remain relatively stable as our weaker competitors have been acquired or have gone out of business.

Our ability to compete in the email marketing industry depends on a number of factors, including:

•	the functionality, scalability, reliability and flexibility of our EMA solution;

•	the time it takes us to adapt our email marketing solutions to the needs of our clients;

•	the direct marketing expertise of our employees;

•	the quality and responsiveness of our professional client services team;

•	the quality and breadth of our client base and their continued willingness to serve as references; and

•	the timing and market acceptance of new products and services introduced either by us or our competitors.

We compete with the information technology departments of current and prospective clients who use in-house email systems to manage and deliver email marketing campaigns. We compete directly with publicly traded email marketing service providers such as Digital Impact, eDialog and DoubleClick, as well as numerous private companies. We also compete with companies providing software and services for outsourced solutions such as email distribution, list management, reporting and bounce processing, email consulting and campaign analysis.

Intellectual Property

Our success and ability to compete are substantially dependent upon our proprietary and licensed technology and intellectual property. Trademarks, service marks, trade secrets, copyrights and other proprietary rights, including our trademark ClickAction™ and copyrights covering our software, are important to our success and competitive position. While we rely on copyright, trade secret and trademark law to protect our technology and intellectual property, we believe that factors such as the technological and creative skills of our personnel, new service developments and frequent service enhancements are more essential to establishing and maintaining an intellectual property leadership position.

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

Privacy Concerns

We believe that issues relating to the privacy of Internet users and the monitoring of online behavior are extremely important. We have a comprehensive privacy policy which we publish on our Web site. We also strictly adhere to government and industry privacy standards, including those of the Direct Marketing Association and the Association for Interactive Marketing. We are also a member of TRUSTe, an independent non-profit initiative dedicated to building users’ trust and confidence on the Internet and accelerating growth of the Internet industry.

We manage all aspects of permission-based email marketing campaigns, which involve sending emails to individuals who have provided email addresses and explicitly asked to receive information on specific topics. With each email sent, individuals are given the opportunity to opt-out or unsubscribe from receiving any future mailings. Our policy is not to send out spam on behalf of our clients. We work with our clients to maintain a suppression list of email recipients that have opted-out of receiving any emails from us no matter which client is sending the email. We monitor the mailing lists we receive from clients to make sure the opt-out rate is low and that the amount of replies to email from concerned or dissatisfied recipients is low. When we encounter a high opt-out rate or a high amount of inbound email from concerned or dissatisfied recipients, we work with our client to determine whether there is a problem with the offer, the list being used or some other technical problem and, if the list is deemed to be not opt-in, the campaign is discontinued.

Employees

As of December 31, 2001, we had 54 full-time employees. Of our full-time employees, 25 are in sales, marketing, support services and client services, 19 are in product development and network operations and 10 are in systems, administration, human resources and finance. None of our employees is represented by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe that we have good employee relations.

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

As of December 31, 2001, our net accounts receivable and notes receivable totaled $2.7 million. If we do not receive payment for all or substantially all of our outstanding accounts receivables, we believe that our existing cash and cash equivalents and cash that may be generated from operations may not be sufficient to fund our operations at currently anticipated levels beyond the second quarter of 2002. In such event, additional capital from equity or credit financings may be necessary in order to fund our operations at currently anticipated levels beyond the second quarter of 2002. There can be no assurance that we will be able to raise additional capital on terms acceptable to us, or at all. If adequate funds are not available on acceptable terms, our ability to fund any potential expansion, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage of ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders.

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

As of December 31, 2001, we had an accumulated deficit of $28.3 million. We recorded a net loss of $7.2 million from continuing operations for the year ended December 31, 2001. There can be no assurance that we can achieve profitability in the near future. We have historically relied to a significant extent on the revenues and cash flow generated from the sale of desktop software products by our Elibrium division to fund the development and expansion of our email marketing strategy. As a result of the sale of our Elibrium division on June 15, 2001, our ability to achieve profitability in the future will depend primarily upon our ability to continue development of new email marketing products and services, enhance our infrastructure and expand our customer base and brand awareness. To achieve these goals, we may need to increase spending on product development, sales and marketing and technology. To the extent that our email marketing revenues do not significantly increase as a result of this increased spending, we may not achieve profitability. Even if we do achieve profitability, there is no guarantee that we will be able to sustain or increase our profitability on a quarterly or annual basis in the future.

If our common stock trades below $1.00 per share for more than 30 consecutive trading days or we fail to satisfy any other Nasdaq listing requirement, we will face potential delisting from The Nasdaq National Market. If delisting occurs, the market liquidity of our common stock would be adversely affected and the market price of our common stock could significantly decrease.

Our common stock is traded on the Nasdaq National Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq National Market. These requirements include maintaining a minimum bid price of $1.00. On March 4, 2002, the most recent practicable date prior to filing this report, the last sale price of our common stock on Nasdaq was $0.97. If our common stock continues to trade below $1.00 or we fail to satisfy any of the other Nasdaq listing requirements, our common stock could be delisted from the Nasdaq National Market. If we fail to maintain the standards necessary to be quoted on the Nasdaq National Market or alternatively, the Nasdaq SmallCap Market, and our common stock is delisted, trading in our common stock would be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the “pink sheets.” Such alternatives are generally considered to be less efficient markets, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to, the market price of our common stock. If such were to occur, our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

Our quarterly operating results are subject to significant fluctuations due to many factors, any of which could adversely affect our stock price.

We have experienced, and may continue to experience, significant fluctuations in our quarterly operating results due to a variety of factors, many of which are outside our control. These factors include:

•
the rate of growth of the use of the Internet as a medium for consumer and business communications and transactions, and the size and rate of growth of the market for email marketing products and services;

•	the timing and number of product enhancements and new product and services introductions by us and our competitors;

•	the timing and number of email marketing campaigns conducted by our customers;

•	the timing and delivery of strategic alliance arrangements;

•	changes in pricing policies by us and our competitors;

•	our ability to upgrade and expand our infrastructure;

•	technical difficulties or system downtime affecting use of our email marketing products or services;

•	the seasonal nature of our email marketing automation business;

•	changes in the level of our operating expenses to support our growth;

•	domestic and international regulation of email marketing, including privacy legislation;

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

The success of our email marketing strategy depends on our ability to provide satisfactory services to our clients and keep pace with their demands. There is no assurance that we will be able to add client services personnel to enhance our services. Failure to meet our clients’ demands for email marketing services would have a material adverse effect on our business and reputation. In addition, the success of our email marketing strategy depends on our ability to deliver emails over the Internet through Internet service providers and recipients in major corporations. Our email delivery may be blocked or our email delivery technology may be incompatible with the technologies of Internet service providers. The failure to deliver email messages may cause us to lose clients and could have a material adverse effect on our email marketing strategy and business.

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

The market for email marketing automation products and services is new and rapidly evolving. If email marketing automation does not gain widespread acceptance as a means of marketing to, and communicating with, consumers, our business will suffer. Businesses that have relied upon traditional means of attracting new customers and maintaining customer relationships may not accept, or may be slow in accepting, our EMA products and services because:

•	they have already invested substantial resources in other more traditional methods of marketing and communicating;

•	they have allocated a limited portion of their marketing budgets to email marketing;

•	they may find email marketing to be less effective for promoting their products and services;

•	their customers may have concerns about security and privacy on the Internet or confuse our permission-based emails with unsolicited emails; or

•	the effectiveness of email marketing may diminish significantly if the volume of direct marketing email results in a negative reaction from consumers.

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

The success of our EMA business depends to a significant extent on our ability to provide satisfactory services to our clients, meet their demands and maintain an infrastructure capable of handling, without interruption, the volume of emails or marketing campaigns resulting from our clients’ email marketing campaigns. The success of our email marketing businesses also depends on our ability to successfully deliver emails or marketing campaigns over the Internet. Software programs exist that limit or prevent advertising from being delivered to a user’s computer. Widespread adoption of this software by Web users would significantly undermine the commercial viability of email advertising and marketing. The failure to deliver email messages or marketing campaigns for our clients in an effective and consistent manner may cause our clients to discontinue their use of our email campaign services. In addition, because we provide our clients with a 100% service guarantee, if our clients are not completely satisfied with our service we may be required to refund the delivery fees paid by dissatisfied clients or resend an email marketing campaign at our own expense. If these refunds are large in amount, our business and financial results could be adversely affected.

We are at risk of potential stock price volatility.

Many factors outside our control may cause the market price of our common stock to fluctuate, including:

•	quarterly fluctuations in our revenues or results of operations,

•	general conditions in the computer hardware, software and Internet industries,

•	announcements of new products and services by us or by or competitors,

•	announcements of alliance or partnership by us or by our competitors,

•	potential litigation,

•	volatility in the stock markets, particularly with respect to Internet stocks, and decreases in the availability of capital for internet-related businesses, and

•	changes in financial estimates by securities analysts.

The trading price of our common stock has been volatile and we have experienced significant declines in the market price of our common stock. In the past, many companies have been subject to securities class action litigation following significant declines in the market price of their securities. If we were sued in a securities class action, it could result in substantial costs and a diversion of management’s attention and resources and could cause the market price of our common to decline further.

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

We would be required to issue a substantial number of additional shares upon conversion of our Series A Preferred Stock and, under certain circumstances, make substantial cash payments to holders of our Series A Preferred Stock if the average closing bid price of our common stock during the fourth quarter of 2002 does not exceed $4.09 per share.

On March 30, 2001, we issued 3,500 shares of our Series A 4% Cumulative Convertible Preferred Stock for an aggregate purchase price of $3.5 million. Subject to certain conditions, any outstanding shares of Series A Preferred Stock on January 2, 2003 will automatically convert into shares of our common stock at a conversion price equal to the lesser of $4.09 or the reset price, which is the average closing bid price of our common stock during the fourth quarter of 2002. The closing bid price of our common stock on March 4, 2002 was $0.97. If the average closing bid price of our common stock during the fourth quarter of 2002 does not exceed $4.09 per share, we would be required to issue a substantial number of additional shares of our common stock upon the automatic conversion of any outstanding shares of Series A Preferred Stock. We will not receive any consideration for the issuance of these additional shares of our common stock. In addition, the issuance of these additional shares of our common stock would result in substantial dilution to our common stockholders.

The number of shares of our common stock issuable in connection with an automatic conversion of the Series A Preferred Stock is subject to two limitations related to the holder’s percentage ownership of our outstanding shares of common stock after such automatic conversion. The first limitation is that the number of shares of our common stock issuable to a holder of Series A Preferred Stock in connection with an automatic conversion cannot, together with any other shares of our common stock beneficially owned by such holder prior to such conversion, exceed 9.99% of the total number of outstanding shares of our common stock immediately after such automatic conversion. Our obligation to issue any shares of common stock in excess of this 9.99% cap is suspended until such time as the issuance of such shares would not exceed the 9.99% cap. The second limitation is that the number of shares of our common stock issuable to a holder of Series A Preferred Stock in connection with an automatic conversion cannot, together with any other shares of our common stock beneficially owned by such holder prior to such conversion, exceed 19.9% of the total number of outstanding shares of our common stock as of March 30, 2001. In lieu of issuing any shares in excess of this 19.9% cap, we are required to pay on conversion to such holder an amount equal to the number of shares in excess of the 19.9% cap multiplied by 107.5% of the closing bid price per share of our common stock on the day before the automatic conversion of the Series A Preferred Stock. This payment is due in twelve equal monthly installments.

The following table illustrates the number of shares of our common stock immediately issuable upon an automatic conversion of the Series A Preferred Stock assuming that the average closing bid price of our common stock during the fourth quarter of 2002 has remained at $0.97 per share, the closing bid price on March 4, 2002, or if it has decreased by 25%, 50% or 75% from $0.97 per share. This table also illustrates the number of shares of our common stock that cannot be issued in connection with an automatic conversion of the Series A Preferred Stock until such time as the issuance of such shares would not cause the holder of such shares to be in violation of the 9.99% ownership cap described above. Finally, this table illustrates the aggregate cash payment we would be required to pay in connection with an automatic conversion of the Series A Preferred Stock for shares of common stock in excess of the 19.9% ownership cap described above. The calculations in the following table assume that:

•	all shares of Series A Preferred Stock are still held by a single stockholder,

•	there has been no change in the number of outstanding shares of our common stock other than the issuance of the shares covered by this registration statement, and

•	there are 3,000 shares of Series A Preferred Stock outstanding immediately prior to the automatic conversion of such shares into common stock.

Assumed Average Closing Bid Price during the 4th Quarter of 2002	Number of Shares of Common Stock Immediately Issuable Upon Conversion	Number of Shares of Common Stock in Excess of 9.99% Cap	Cash Payment Required in Lieu of Issuance of Shares in Excess of 19.9% Cap
$0.97	995,461	1,108,849	$1,030,731
0.73	995,461	1,108,849	1,579,298
0.49	995,461	1,108,849	2,127,865
0.24	995,461	1,108,849	2,676,433

If specified events occur, we may be required to repurchase the outstanding shares of our Series A Preferred Stock at a premium price per share.

In accordance with the terms of the documents relating to the issuance of our Series A Preferred Stock, we are required to repurchase the outstanding shares of Series A Preferred Stock under specified circumstances, including, among others:

•
our failure to deliver shares of our common stock within 15 trading days after a written request to convert shares of our Series A Preferred Stock or to exercise all or a portion of the related warrant;

•
our common stock is no longer listed or included for quotation on the Nasdaq National Market, the Nasdaq Small Cap Market, the New York Stock Exchange or the American Stock Exchange or the trading of our common stock is suspended or halted for more than one trading day;

•
after the registration statement covering the shares issuable upon conversion of the Series A Preferred Stock, related warrant and other related securities, sales cannot be made under such registration statement for any reason, including by reason of a stop order or our failure to update the registration statement; or

•	we merge with, sell all or substantially all of our assets to or enter into any other business combination transaction with a private company or we become a private company.

In the event that any of such circumstances occur, each holder of shares of our Series A Preferred Stock has the option to compel us to repurchase any or all of such holder’s then outstanding shares of Series A Preferred Stock at a premium. The price per share payable by us for any repurchased shares of Series A Preferred Stock is generally equal to the greater of 120% of the original purchase price per share plus any accrued but unpaid dividends or the market price for our common stock on such date. If we are required to repurchase a significant number of shares of our Series A Preferred Stock under such circumstances, our liquidity and capital could be materially and adversely affected and we may not be able to implement our growth strategy.

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

•	the pricing and taxation of goods and services offered over the Internet;

•	intellectual property ownership; and

•	the characteristics and quality of products and services offered over the Internet.

It is also uncertain as to how existing laws may be applied to the Internet in areas such as property ownership, copyright, trademark and trade secrets. The recent growth of Internet commerce has been attributed by some to the lack of sales and value-added taxes on interstate sales of goods and services over the Internet. Numerous state and local authorities have expressed a desire to impose such taxes on sales to consumers and businesses in their jurisdictions. Recently, Congress extended until November 1, 2003, the Internet Tax Freedom Act of 1998 which had prevented the imposition of such taxes through October 2001. If this extension of the federal moratorium on state and local taxes on Internet sales is not renewed when it expires on November 1, 2003, sales of goods and services over the Internet could be subject to multiple overlapping tax schemes, which could substantially hinder the growth of Internet commerce, including the use of our email marketing solution.

The Internet generates privacy concerns which could result in market perceptions or legislation which could harm our business, result in reduced sales of our services, or both.

We gather and maintain data related to consumers’ buying behavior. Recently, lawsuits have been brought alleging, among other things, that at least one company, which combines information from online and other sources regarding users, has improperly collected and used information concerning Internet users in violation of federal electronics privacy statutes and other privacy laws. The United States Federal Trade Commission has launched an informal inquiry to determine whether that company has engaged in unfair or deceptive practices in collecting and maintaining information concerning Internet users. While we believe the “opt-in” nature of the user profiles that we create do not raise these issues, we may be sued or investigated regarding our practices. Any similar legal actions, whether against us or others, could limit our ability to sell our email marketing services or otherwise seriously harm our business.

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

We may be exposed to liability for information displayed on our customers’ Web sites or within their marketing partners’ Web sites or email messages.

Because our email marketing services often require us to provide a connection to the Web sites of our customers and their marketing partners, we may be perceived as being associated with the content of these Web sites. We do not and cannot screen all of the content generated by our customers and their marketing partners. As a result, we may face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the materials displayed on our customers’ sites and on their marketing partners’ sites and email messages. For example, if one of our customers is sued for posting information on its Web site that is alleged to be defamatory, we may also be named as a defendant in that legal action based solely on our limited association with that customer’s Web site. As a result, we could be involved in legal proceedings and disputes that are costly to resolve. We may also suffer a loss of customers or damage to our reputation harm based on this information or resulting from our involvement in these legal proceedings. Furthermore, some foreign governments have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States.

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

As part of our growth strategy, we may pursue the acquisition of businesses, technologies or products that are complementary to our business. Acquisitions involve a number of special risks that could harm our business, including the diversion of management’s attention, the assimilation of the operations and personnel of the acquired companies, the amortization of acquired intangible assets and the potential loss of key employees. In particular, the failure to maintain adequate operating and financial control systems or unexpected difficulties encountered during expansion could harm our business.

We have implemented anti-takeover provisions that could delay or prevent a change in control.

Our board of directors has the authority to issue up to an additional 1,996,500 shares of preferred stock and to determine the price, rights, preferences, and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of our common stock will be subject to and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Issuance of shares of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, we are subject to anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of ClickAction. Certain other provisions of our certificate of incorporation may have the effect of delaying or preventing changes in control or management, which could adversely affect the market price of our common stock. In addition, in June 1998 our board of directors adopted a share purchase rights plan, or poison pill. This poison pill could have the effect of discouraging, delaying or preventing an acquisition of us.

Item 2.    Properties

As of December 31, 2001, we leased approximately 14,000 square feet of office space in Palo Alto, California, which facility includes our executive offices, marketing, sales, product development, network operations, support services, client services, human resources and finance. This lease will expire May 31, 2004. We also have an operating lease for approximately 1,700 square feet of office space in New York City, which expires March 31, 2002; an operating lease for approximately 13,000 square feet of office space in Los Angeles, California, which was terminated effective as of January 1, 2002; and an operating lease for approximately 5,500 square feet of office space in San Francisco, California, which expires April 30, 2002. The New York, Los Angeles and San Francisco offices were closed in the quarter ended September 30, 2001 as a result of our decision in that quarter to reposition our business and focus our resources on enhancing our ASP solutions to our enterprise clients and to cease product development and product sales to the enterprise software market.

On February 8, 2002, we reached a definitive agreement with the landlord of our Los Angeles office to terminate the lease effective January 1, 2002 in return for the release of a $420,000 letter of credit to the landlord and payment of $13,000 to the landlord for various expenses under the lease. For the quarter ended September 30, 2001, we included in our restructuring and impairment charges the cost of terminating the lease of our Los Angeles office and the lease liabilities for the remaining terms of the leases for our New York and San Francisco offices.

Item 3.    Legal Proceedings

On August 30, 2001, a complaint was filed in Los Angeles Superior Court by Merisel, Inc. against us and certain unnamed defendants alleging breach of a distribution agreement we entered into with Merisel relating to the distribution of desktop application software products by our former Elibrium division. The complaint seeks damages in the amount of approximately $319,000. Under the definitive settlement agreement between us and Elibrium, Inc., the purchaser of substantially all of the assets and liabilities of our former Elibrium division, Elibrium, Inc. agreed to assume all liabilities related to our former Elibrium division, regardless of whether such liabilities arose before, on or after the closing date of the sale, and to indemnify us with respect to any such claims. Elibrium has indicated that it will defend this suit and has not disputed its obligation to indemnify us with respect to any losses that may result. Accordingly, we do not believe that these legal proceedings will have a material adverse effect on our financial condition or results of operations.

Other than the foregoing, there are no pending legal proceedings to which we are a party or to which any property is subject which we believe would have a material effect on our business or results of operations.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Commencing with the initial public offering of our common stock on June 15, 1995, our common stock was traded on the Nasdaq National Market under the symbol “MYSW.” On September 16, 1999, we changed our name from MySoftware Company to ClickAction Inc. and also changed our Nasdaq symbol from “MYSW” to “CLAC.” As of December 31, 2001, there were 99 stockholders of record of our common stock. As of the same date, 12,923,603 shares of common stock were outstanding out of 60,000,000 shares of common stock authorized.

On April 20, 2000, we effected a two-for-one stock split in the form of a stock dividend to stockholders of record as of April 5, 2000. The following table sets forth the range of high and low prices for our common stock during each quarter. All share prices and per share data and number of common shares have been adjusted to reflect the stock split.

	High	Low
2000 by quarter:
First	$35.50	$10.00
Second	24.94	8.00
Third	17.50	8.25
Fourth	10.25	5.00
2001 by quarter:
First	$9.25	$3.22
Second	5.65	1.85
Third	2.05	0.43
Fourth	0.88	0.30

On March 30, 2001, we issued 3,500 shares of our Series A 4% Cumulative Convertible Preferred Stock for an aggregate purchase price of $3.5 million. The net proceeds from this private placement were $3.3 million. The Series A Preferred Stock accrues cumulative dividends at the rate of 4% per annum, payable semi-annually, in shares of our common stock or cash at our option or the holder’s option if certain conditions are not satisfied. The Series A Preferred Stock is convertible into shares of our common stock at a conversion price of $4.09. Subject to certain conditions, any outstanding shares of Series A Preferred Stock will automatically convert into shares of our common stock on January 2, 2003 at a conversion price equal to the lesser of $4.09 or the reset price, which is the average closing bid prices of our common stock during the fourth quarter of 2002. In the event that the number of shares of common stock issuable upon conversion of the Series A Preferred Stock exceeds certain limits, we would be obligated to make substantial cash payments to the holders of such stock. For more information, see the discussion under the caption “We would be required to issue a substantial number of additional shares upon conversion of our Series A Preferred Stock, and, under certain circumstances, make substantial cash payments to holders of our Series A Preferred Stock if the average closing bid price of our common stock during the fourth quarter of 2002 does not exceed $4.09 per share” under “Item 1. Business—Factors Which May Impact Our Future Operating Results,” above.

Dividend Policy

Prior to our initial public offering, we made distributions as an S corporation from undistributed earnings to our stockholders, including amounts to fund the payments of their individual tax liabilities attributable to their allocation of our income. Such distributions totaled $2,815,000 and $200,000 (less contributions of $200,000) in 1995 and 1994, respectively. Upon completion of our initial public offering, we terminated our S corporation status. Future earnings will be retained for use in our business, and we do not intend to pay any cash dividends on our common stock for the foreseeable future.

The Series A Preferred Stock we issued on March 30, 2001 accrues cumulative dividends at the rate of 4% per annum, payable semi-annually until such time as the Series A Preferred Stock is converted into shares of our common stock, in shares of our common stock or cash at our option or the holder’s option if certain conditions are not satisfied.

Item 6.    Selected Consolidated Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and related notes thereto appearing elsewhere in this Report on Form 10-K.

	Years Ended December 31,
Statement of Operations Data:	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Email services	$13,833	$11,757	$1,081	$—	$—
Licenses	2,000	—	—	—	—
	15,833	11,757	1,081	—	—
Cost of revenues—email services	980	2,890	—	—	—

Gross profit	14,853	8,867	1,081	—	—
Operating expenses:
Product development	6,629	7,389	1,282	—	—
Sales and marketing	6,679	7,717	3,130	—	—
General and administrative	4,699	3,125	2,095	—	—
Merger and acquisition related	94	—	232	—	—
Restructuring and impairment charges	3,979	—	—	—	—

Total operating expenses	22,080	18,231	6,739	—	—

Operating loss	(7,227)	(9,364)	(5,658)	—	—
Interest income, net	91	345	233	—	—

Loss from continuing operations before income tax expense and cumulative effect of accounting change	(7,136)	(9,019)	(5,425)	—	—
Income tax expense	104	1	19	—	—
Cumulative effect of accounting change	—	(261)	—	—	—

Loss from continuing operations	(7,240)	(9,281)	(5,444)	—	—
Gain on sale of assets of discontinued operations	2,602	—	—	—	—
Income (loss) from discontinued operations	(13,134)	4,761	3,221	220	(4,037)

Net loss	(17,772)	(4,520)	(2,223)	220	(4,037)
Preferred stock dividends	(92)	—	—	—	—

Loss applicable to common stockholders	$(17,864)	$(4,520)	$(2,223)	$220	$(4,037)

Basic net income (loss) per share:
Net loss from continuing operations	$(0.57)	$(0.79)	$(0.54)	$—	$—
Net income (loss) from discontinued operation	(0.83)	0.41	0.32	0.02	(0.47)

Net income (loss)	$(1.40)	$(0.38)	$(0.22)	$0.02	$(0.47)

Weighted average shares of common stock outstanding used in computing basic net income (loss) per share	12,801	11,741	10,022	9,306	8,576
Diluted net income (loss) per share:
Net loss from continuing operations	$(0.57)	$(0.79)	$(0.54)	—	$—
Net income (loss) from discontinued operations	(0.83)	0.41	0.32	0.02	(0.47)

Net income (loss)	$(1.40)	$(0.38)	$(0.22)	$0.02	$(0.47)

Weighted average shares of common stock outstanding used in computing diluted net income (loss) per share	12,801	11,741	10,022	10,152	8,576

	December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$2,137	$8,343	$3,214	$5,440	$5,035
Working capital	2,432	6,411	4,337	4,825	3,739
Total assets	7,528	22,773	12,650	10,037	8,658
Total stockholder’s equity	$4,189	$18,342	$5,313	$5,662	$4,691

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations along with our consolidated financial statements and the related notes included in this Form 10-K. In addition to historical information contained herein, the following discussion contains words such as “intends,” “believes,” “anticipates,” “plans,” “expects,” and similar expressions which are intended to identify forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in these forward-looking statements. Factors that could cause or contribute to these differences include the factors discussed above under “Item 1, Business—Factors Which May Impact Future Operating Results.” You should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by federal securities laws, we do not intend to update any of the forward-looking statements after the date of this Form-10K to conform them to actual results or to reflect new information or changed circumstances.

Overview

We are a leading provider of email marketing automation products and services. ClickAction Email Marketing Automation, or EMA, solution helps marketers design, deploy and manage personalized email campaigns. ClickAction EMA saves time, generates revenues and reduces costs by providing highly scalable outbound and inbound messaging, one-to-one publication, powerful rule-based segmentation, real-time tracking and detailed reporting, all integrated in a Web-based solution. Our email marketing products are permission-based, which means that our clients send emails to customers and potential customers who have provided their email addresses, have a business relationship or explicitly asked to receive information on specific subjects, brands, services or products. Our clients typically use our EMA solution to send content rich emails that inform these customers about new products, sales and promotions, specified items of interest and corporate events.

On June 15, 2001, we completed the sale of substantially all of the assets and liabilities of our Elibrium division to a corporation owned and controlled by certain former members of our management team. The Elibrium division developed, marketed and manufactured a line of desktop application products consisting of small business productivity software and services.

Critical Accounting Policies and Estimates

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. You should read the following discussion along with our condensed consolidated financial statements and the related notes included in this Form 10-K. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the relevant reporting period. We base our estimates and judgments, in part, on historical experience and on various other factors that we believe to be reasonable under the circumstances at the time we prepare our financial statements, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include the factors discussed above under “Item 1, Business—Factors Which May Impact Future Operating Results.”

Our critical accounting policies are as follows:

•	Revenue recognition;
•	Allowance for doubtful accounts;
•	Restructuring reserve;
•	Valuation of long-lived assets; and
•	Accounting for income taxes.

Revenue recognition.    We derive our revenues primarily from the following sources:

•	EMA
•	Email delivery, which may include setup services,
•	Data and list management services,
•	Consulting services,
•	Software licenses, and
•	Name acquisition.

We account for revenue related to EMA services as two separate components: email usage and setup fees.

We provide email usage services under two plans. Under a subscription plan, email services are provided over a designated period, typically with a monthly maximum of emails. Subscription plan revenues are recognized ratably over the contract period. Email services are also provided on a project basis and revenues for these services are recognized once the project has been completed. We provide data and list management services and recognize data and list management fees based on the number of email lists downloaded and delivered. We provide consulting services and we recognize consulting services fees as services are rendered.

During the fourth quarter of 2000, we adopted SAB 101 effective January 1, 2000. SAB 101 requires us to have evidence of the fair value of each of the elements in a multiple-element arrangement in order to allocate revenue from the arrangement to an individual element. SAB 101 also requires us to recognize setup fees on a straight-line basis over the term of the service contract. Prior to the adoption of SAB 101, we recognized revenue on setup fees in an amount equal to incremental direct costs incurred related to the setup activities. The remaining setup fees were then recognized on a straight-line basis over the term of the service contract. Results for the years ended December 31, 2000 and 1999 have been restated to reflect the adoption of SAB 101.

We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements as required by Statement of Position (SOP) 97-2, Software Revenue Recognition. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed all of the elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenue to maintenance and support services and consultative services components of our perpetual license products. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from maintenance and support services is recognized ratably over its respective term.

We recognize revenue for name acquisition services on a per name basis when the names are delivered to the client. We have sold name acquisition services on a stand alone basis and thus have established evidence of fair value. In certain arrangements, the client may have specified name acceptance rights. In these circumstances, no revenue is recognized until the client accepts the names since we do not have sufficient historical experience to estimate client acceptance.

We recognize revenue on all products and services when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee is fixed or determinable and (4) collection is reasonably assured or, for software licenses, collection is probable. We define each of the four criteria as follows:

Persuasive evidence of an arrangement exists.    It is our customary practice to have a written contract, which is signed by both our client and us.

Delivery has occurred or services have been rendered.    Delivery of email under the subscription plan is deemed to have occurred ratably over the term of the contract. Delivery of email on a project basis is deemed to have occurred when the project is completed. Delivery of setup services is deemed to have occurred ratably over the term of the contract. Delivery of data and list management services is deemed to have occurred when email lists are downloaded and delivered. Delivery of consulting services is deemed to have occurred when services are rendered and accepted by our clients. Delivery of licenses is deemed to have occurred when the license is delivered and accepted by our client and there are no other undelivered elements in the contract. If undelivered products and services exist in an arrangement that are essential to the functionality of the delivered software, delivery is not considered to have occurred until these products or services are delivered. Delivery of acquired names is deemed to have occurred when they are delivered to and accepted by our clients.

The fee is fixed or determinable.    The fee is customarily fixed and determined in a contract before products and services are delivered. The fee is normally due 30 days from invoice date for our products and services. However, for software licenses, we may grant terms in excess of 30 days but not more than one year.

Collection is reasonably assured or, for software licenses, collection is probable.    Collectibility is assessed on a client-by-client basis at the time the arrangement is entered into. We typically sell to clients for which there is a history of successful collection. New clients are subject to a credit review process, through which we evaluate the clients’ financial condition and their ability to pay. If we determine that collectibility is not reasonably assured or, for software licenses, collectibility is not probable based upon the credit review, revenue will be recognized on a cash-collected basis. Our initial judgement that collectibility is probable for any given client may change subsequent to the date the transaction is entered into due to deterioration in the client’s ability to pay. In such situation, we would recognize additional bad debt expense to the extent all or a portion of the outstanding fees yet to be collected.

Allowance for doubtful accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. The amount of allowance is based upon the age of the account receivable as follows:

	0 – 30 Days	31 – 60 Days	61 – 90 Days	91 and Above
Allowance for doubtful accounts
percentage	0%	2%	20%	50%

These percentages are based upon our historical experience. In addition, an allowance is made on a specific account basis if we determine that there is doubt regarding a specific client’s ability to pay. If our clients encounter difficulties in meeting their payment obligations to us that differs from our historical loss experience, additional bad debt expense will need to be recognized above our estimates Additionally, if the financial condition of specific clients deteriorates resulting in an impairment of their ability to make payments, we may make additional allowances thus increasing the expense for bad debt.

Restructuring reserve.    We established a reserve for the restructuring costs in the quarter ended September 30, 2001. The reserve was established for severance costs in connection with the reduction in staffing levels and the closure of our offices in San Francisco, CA., Los Angeles, CA. and New York, NY. The reserve was made under the assumption that we would not be able to sublease the office space in San Francisco and New York and that we would be able to terminate the office lease in Los Angeles for an expected amount. The severance was paid out in 2001 and the office lease in Los Angeles was terminated February 8, 2002 for the expected amount. If market conditions change and we are able to sublease the office space in San Francisco and New York, the restructuring reserve would be revised downward. The following shows the changes in the reserve account:

	Initial Restructuring Reserve	Payments	Balance as of December 31, 2001
Severance costs	$203,850	$(203,850)	$—
Closure of offices	777,852	(158,513)	619,339

Total	$981,702	$(362,363)	$619,339

For more information, see “Restructuring and Impairment Charges,” below and “Note 3: Restructuring and Impairment charges” to our consolidated financial statements contained in “Item 8. Financial Statement and Supplementary Data.”

Valuation of long-lived assets.    We review our long-lived assets for impairment whenever events or circumstances occur which indicate that we may be unable to recover the recorded value of the affected long-lived assets. In the quarter ended September 30, 2001, we decided to cease product development and product sales to the enterprise software market. By ceasing product development, the capitalized software costs associated with the enterprise software development were determined to be impaired under the requirements of SFAS 121, Accounting for Impairment of Long-Lived Assets. We have determined that the intellectual property resulting from the development effort had no future value and have effectively abandoned this intellectual property.

Accounting for income taxes.    We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. To date, we have established a 100% valuation allowance against our deferred tax assets. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we were to determine that we would be able to realize any deferred tax assets in the future, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Results of Continuing Operations

The following table sets forth certain statement of operations data as a percentage of net revenues for the years ended December 31, 2001, 2000 and 1999.

ClickAction Inc. and Subsidiary
Consolidated Statements of Operations
(As a Percentage of Revenues)

	Years Ended December 31,
	2001	2000	1999
Revenues:
Email services	87.4%	100.0%	100.0%
Licenses	12.6	—	—

	100.0	100.0	100.0
Cost of revenues—email services	6.2	24.6	0.0

Gross profit	93.8	75.4	100.0
Operating expenses:
Product development	41.9	62.9	118.7
Sales and marketing	42.2	65.6	289.6
General and administrative	29.7	26.6	193.9
Merger and acquisition related	0.6	0.0	21.4
Restructuring and impairment charges	25.0	0.0	—

Total operating expenses	139.4	155.1	623.6

Operating loss	(45.6)	(79.7)	(523.6)
Interest income, net	0.6	2.9	21.6

Loss from continuing operations before income tax expense and cumulative effect of accounting change	(45.0)	(76.8)	(502.0)
Income tax expense	0.7	0.0	1.7
Cumulative effect of accounting change(1)	0.0	(2.2)	—

Loss from continuing operations	(45.7)	(79.0)	(503.7)
Gain on sale of assets of discontinued operations	16.5	—	—
Income (loss) from discontinued operations	(83.0)	40.5	298.0

Net loss	(112.2)	(38.5)	(205.7)

Preferred stock dividends	(0.6)	—	—

Loss applicable to common stockholders	(112.8)%	(38.5)%	(205.7)%

Note (1):    Represents the cumulative effect of implementing SAB 101 as of January 1, 2000.

Revenues

Our revenues increased $4.1 million, or 34.7%, to $15.8 million in 2001 from $11.8 million in 2000. The increase in revenues in 2001 was primarily due to the sale of two non-exclusive software licenses, increased name acquisition services and increased email usage in 2001. In 2001, revenues were primarily consisted of email usage, setup fees, data and list management services, consulting services, name acquisition services and software licenses.

Although our revenues increased in 2001 as compared to 2000, our revenues for the third and fourth quarters of 2001 were significantly lower than our revenues during the third and fourth quarters of 2000. Our combined revenues for the third and fourth quarters of 2001 were $5.4 million as compared to $8.9 million for the same period in 2000. This decrease was primarily due to increased pricing pressures in the email marketing industry, reductions in email marketing expenditures by our existing and prospective clients as a result of an overall weak economy and intense competition for new business opportunities. Until the economy improves and companies begin to increase their marketing budgets, we expect these trends to continue and also expect that our competitors in the email marketing industry will continue to use lower prices as a means to generate revenue and improve their market share, which could adversely effect our financial results and may require us to revise our financial projections.

Revenues increased $10.7 million, or 987.9% to $11.8 million in 2000 from $1.1 million in 1999. The increase in revenues was primarily due to increased email usage and increased consulting services. We first introduced our email marketing automation products and services in 1999.

In 2000, we adopted SAB 101, which summarizes SEC’s view in applying certain generally accepted accounting principles to revenue recognition in financial statements. See “Note 2: Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements under Item 8. Forward Statement; Supplement Data. As a result of the adoption of SAB 101, our revenues were $280,000 less than it would have been had we remained on the old method. SAB 101 requires us to recognize setup fees on a straight-line basis over the term of the service contract.

Gross Profit

Our gross profit varies from period to period primarily due to changes in the direct costs associated with our EMA setup activities, consulting services and amortization of our acquired software. Gross profit increased 24.4% to 93.8% in 2001 from 75.4% in 2000. The increase in gross profit was primarily due to reduced use of third party vendors and consultants to complete some of our larger contracts. Gross profit decreased 24.6% to 75.4% in 2000 from 100% in 1999. The decrease in gross profit was primarily due to the use of services from third party vendors. We did not incur any cost of revenues in 1999 which was the year we first introduced our email automation products and services.

Product Development Expenses

Product development expenses decreased $760,000, or 10.3%, to $6.6 million in 2001 from $7.4 million in 2000. The decrease in product development expenses was primarily due to the capitalization of software development costs related to enterprise software. This capitalized cost was determined to be impaired and was written off in the quarter ended September 30, 2001 as a result of the decision to reposition our business in that quarter. See “Restructuring and Impairment Charges,” below. Product development expenses increased $6.1 million, or 476.2%, to $7.4 million in 2000 from $1.3 million in 1999. The increase in product development expenses was primarily due to our entry into the email software market and the development and enhancement of our email marketing automation products and services. We first developed and introduced our email automation products and services in 1999.

Sales and Marketing Expenses

Sales and marketing expenses decreased $1.0 million, or 13.5%, to $6.7 million in 2001 from $7.7 million in 2000. The decrease in sales and marketing expenses was primarily due to a reduction in headcount in sales and marketing as part of our restructuring efforts in the quarter ended September 30, 2001 and a more focused marketing program which reduced the need for certain promotions in 2001. Sales and marketing expenses increased $4.6 million, or 146.6%, to $7.7 million in 2000 from $3.1 million in 1999. The increase in sales and marketing expenses in 2000 was primarily due to an increased headcount resulting from the acquisition of MarketHome and our entry into the email marketing industry in 1999.

General and Administrative Expenses

General and administrative expenses increased $1.6 million, or 50.3%, to $4.7 million in 2001 from $3.1 million in 2000. The increase in general and administrative expenses was primarily due to an increase in headcount in human resources, finance and information technology, increased bad debt expense partially offset by a reduced headcount in finance and information technology and the closure of our offices in San Francisco, Los Angeles and New York as part of our restructuring efforts in the quarter ended September 30, 2001. General and administrative expenses increased $1.0 million, or 49.1%, to $3.1 million in 2000 from $2.1 million in 1999. The increase in general and administrative expenses in 2000 from 1999 was primarily the result of an increase in the headcount and infrastructure expenses to support our growth.

Merger and Acquisition Related Expenses

In 2001, we recorded $94,000 in merger and acquisition related expenses, which were primarily legal and accounting fees associated with evaluating potential acquisitions. In 1999, in connection with the MarketHome acquisition, we incurred a one-time merger-related expense of $231,674.

Restructuring and Impairment Charges

During the quarter ended September 30, 2001, we decided to reposition our business and focus our resources on enhancing our ASP solutions to enterprise clients and to cease product development and product sales to the enterprise software market. As part of this repositioning, we closed our offices in San Francisco, Los Angeles, and New York and recorded a charge of $778,000 related to facilities closure for the quarter ended September 30, 2001. Also as part of this repositioning, we made a significant reduction in staffing levels related to enterprise software development, and reduced staffing levels in other areas of the Company as well to reduce operating expenses. A total of 57 positions were eliminated and a charge of $204,000 related to severance costs was recorded for the quarter ended September 30, 2001.

On February 8, 2002, a definitive agreement was executed to terminate the lease of our Los Angeles office effective January 1, 2002 in return for the release of a $420,000 letter of credit to the landlord and payment of $13,000 to the landlord for various expenses under the lease. We included in our restructuring and impairment charges for the quarter ended September 30, 2001, $577,000, relating to the cost of terminating this lease. On February 14, 2002, the $420,000 letter of credit was drawn upon.

As a result of our decision to exit the enterprise software market, capitalized software product development costs were determined to be impaired under the requirements of SFAS 121, Accounting for Impairment of Long-Lived Assets, and an impairment charge totaling $3.0 million was recorded in the quarter ended September 30, 2001.

Interest Income

Interest income decreased by $254,000 or 74% to $91,000 from $345,000 in 2000. The decrease in interest income was primarily due to lower average cash balances and lower average yield. Interest income increased by $112,000 or 48% to $345,000 from $233,000 in 1999. The increase in interest income was due to higher average cash balances resulting in part from the proceeds of sales of additional shares of our common stock.

Income Tax Expense

Income tax expense increased $102,000 or 5100% to $104,000 in 2001 from $2,000 in 2000. The increase in income tax expense was primarily attributable to a foreign withholding tax we incurred in connection with the licensing agreement we signed with a Japanese company in June 2001. Income tax expense decreased $17,000 or 11% to $2,000 in 2000 from $19,000 in 1999, which consisted primarily of minimum state franchise taxes. Because of the uncertainty of future realization of deferred tax assets, we do not believe that we will be able to generate sufficient future taxable income to take advantage of deferred tax assets. Accordingly, a full valuation allowance has been recorded against the deferred tax assets.

Preferred Stock Dividends

We recorded $92,000 in preferred stock dividends for 2001 in association with the shares of preferred stock we issued in March of this year. Dividends on these shares of preferred stock are payable semi-annually on June 30 and December 31 of each year until the preferred stock is converted into common stock. Subject to certain conditions, any shares of our Series A Preferred Stock outstanding on January 3, 2003 will automatically convert into shares of our common stock at a conversion price equal to the lesser of $4.09 or the reset price, which is the average closing bid prices of our common stock during the fourth quarter of 2002.

Net Loss

As a result of the foregoing factors, we incurred a net loss of $17.9 million in 2001 compared to a net loss of $4.5 million in 2000 and a net loss of $2.2 million in 1999.

Liquidity and Capital Resources

We are continuously monitoring our operations and the use of our cash. We have compiled cash projections for the year ending December 31, 2002 which indicate that sufficient financial resources will be available to enable us to fulfill our operating plan. We developed these forecasts using various scenarios relating to revenue, operating expenses and other non operating cash expenditures. Using minimum estimates of revenue, the forecasts indicate sufficient cash resources will be available to enable us to continue to operate for the year ending December 31, 2002. We will continue to scale operations to match our financial resources.

Additionally, we are investigating alternative sources of capital, including the sale of preferred stock and other financing arrangements.

While we believe we have sufficient financial resources, projections of future operating results are based on estimates and judgments. Should we be unable to execute in accordance to our operating plans, actual cash needs could differ significantly from projections.

Since inception, we have financed our activities primarily from cash generated from operations and equity financings. On March 30, 2001, we completed a private placement of convertible preferred stock and received net proceeds of approximately $3.3 million. On June 15, 2001, we completed the sale of substantially all of the assets and liabilities of our Elibrium division for $3.0 million. In December 2001, we agreed to set off $750,000 from the purchase price to settle a dispute over certain accounts payable and accounts receivable included in the Elibrium sale. After setoffs, the purchase price was reduced to $2.3 million, of which $2.0 million has been collected and the remainder of which, $250,000, is due on March 1, 2002. In connection with the sale of our Elibrium division, we also entered into a licensing agreement with the acquiring company for which we received a fee of $1.5 million. On June 29, 2001, we entered into a sale and leaseback agreement with Sun Microsystems Finance and received net proceeds of $1.6 million. We have no interest-bearing debt instruments. We believe our existing cash and cash equivalents, and cash generated by operations will be sufficient to meet our capital needs for the next twelve months. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt instruments. The sale of additional equity or equity related securities could result in additional dilution to our stockholders. See “Item 1. Business.—Factors Which May Impact Future Operating Results.”

If all or substantially all of our outstanding accounts and notes receivable as of December 31, 2001 are not paid, we believe that our existing cash and cash equivalents and cash that may be generated from operations may not be sufficient to fund our operations at currently anticipated levels beyond the second quarter of 2002. In such event, additional capital from equity or credit financings may be necessary in order to fund our operations at currently anticipated levels beyond the second quarter of 2002. While we may attempt to finance our future capital needs through some combination of commercial bank borrowings, leasing, vendor financing and the sale of additional equity or debt securities, there can be no assurance that we will be able to raise additional capital, on terms acceptable to us, or at all.

Our capital requirements will vary based upon the timing and success of implementation of our business plan and as a result of technological developments, or if:

•	demand for our services or our cash flow from operations varies from projections;

•	our growth plans or projections change or prove to be inaccurate;

•	we make any acquisitions of or investments in complementary businesses, products, services or technologies; or

•	the level of our operating expenses necessary to support our growth varies from projections.

As of December 31, 2001, we had $2.1 million in cash and cash equivalents, of which $678,000 is restricted in a money market account used as a collateral to a standby letter of credit issued in connection with a sale and leaseback transaction with Sun Microsystems Finance in June 2001. The letter of credit will expire on December 31, 2002.

Our operating activities used $10.5 million of cash for the year ended December 31, 2001. These uses were primarily attributable to operating activities for the Elibrium division prior to its sale on June 15, 2001. The changes in operating activities included accounts receivable sold to the company that acquired our Elibrium division, payments received prior to this sale and products returned as part of the inventory rotation cycle which reduced the outstanding receivable balance. Our operating activities used $6.2 million of cash for the year ended December 31, 2000. These uses were primarily attributable to our investment in the development of ClickAction EMA products, the expansion of our sales force and the enhancement of the infrastructure necessary to support our growth and increase sales. Our operating activities used $3.1 million of cash for the year ended December 31, 1999. These uses were primarily attributable to expenses related to our acquisition of MarketHome and investment in our EMA products and services.

Our investing activities provided $721,000 of cash for the year ended December 31, 2001. These activities consisted of proceeds from sale of our Elibrium division to certain former members of our management team for $2.3 million, of which $2.0 million has been paid and the remainder is due March 1, 2002. These activities also consisted of proceeds of $1.6 million from a sale and leaseback transaction with Sun Microsystems Finance. These proceeds were offset by capital expenditures for the purchase of computer equipment and capitalized software costs that were primarily attributed to the development of ClickAction EMA products. The capitalized software costs were determined to be impaired under the requirements of SFAS 121, Accounting for Impairment of Long-Lived Assets, and charged to restructuring and impairment charges in the quarter ended September 30, 2001. Our investing activities used $6.1 million of cash for the year ended December 31, 2000. These activities consisted of capital expenditures for the purchase of computer equipment and capitalized software costs that were primarily attributable to the development of ClickAction EMA products. Our investing activities used $894,000 of cash for the year ended December 31, 1999. These activities consisted of capital expenditures for the purchase of computer equipment and capitalized software costs that were primarily attributed to the development of our desktop application products.

Our financing activities provided $3.5 million in cash for the year ended December 31, 2001 which primarily consisted of net proceeds of $3.3 million from sale of 3,500 shares of preferred stock in the quarter ended March 31, 2001. Our financing activities provided $17.4 million in cash for the year ended December 31, 2000 which primarily consisted of proceeds of $15.3 million from the sale of 971,422 shares of our common stock in a series of private transactions. Our financing activities provided $1.8 million of cash for the year ended December 31, 1999 which primarily consisted of proceeds from the sale of our common stock and exercise of stock options.

Stock Split

On April 20, 2000, we effected a two-for-one stock split in the form of a stock dividend to stockholders of record as of April 5, 2000. The accompanying notes to consolidated financial statements have been adjusted to reflect the stock split.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Nos. 141, 142, and 143.

SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized in earnings when incurred. We adopted SFAS No. 141 as of July 1, 2001 and will apply its provisions to future acquisitions, if any. We do not believe SFAS No. 141 and SFAS No. 142 will have a material effect on our consolidated financial position or results of operations, unless the Company records material amounts of intangible assets, including goodwill, resulting from future acquisitions, if any.

SFAS No. 143, Accounting for Asset Retirement Obligations requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not believe the adoption of SFAS No. 143 will have a material effect on the results of our operations.

In October 2001 the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. We do not believe the adoption of SFAS No. 144 will significantly change our method of assessing asset impairment.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk

The primary objective of our investment activities is to preserve principal and meet liquidity needs while at the same time maximizing the income we receive from our investments without significantly increasing risk. We maintain our portfolio of cash equivalents primarily in money market funds, master notes and repurchase agreements of AAA qualities with short-term maturities.

Item 8.    Financial Statements and Supplementary Data

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Directors

Information with respect to Directors may be found in the section captioned “Election of Directors” appearing in the definitive Proxy Statement to be delivered to stockholders in connection with the 2002 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

Executive Officers

The executive officers of the Company as of February 28, 2002 are as follows:

Name	Age	Positions
George K. Grant	57	President, Chief Executive Officer and Director
Gregory W. Slayton	42	Chairman of the Board of Directors
Albert P. Liong	39	Senior Vice President, Finance and Assistant Secretary
Andrew L. Caso Andy Caso	50	Senior Vice President, Sales and Client Services
David P. Mans Dave P. Mans	59	Director and Secretary

A biography of the principal occupation for the past five years of each of the executive officers is provided below.

George Grant has served as our President and Chief Executive Officer and Director since September 2001. From 1999 until September 2001, Mr. Grant served as our Senior Vice President of Marketing. Prior to ClickAction, Mr. Grant co-founded Connected Media Solutions, an Internet professional services firm, which specialized in one-to-one relationship management solutions for electronic commerce and knowledge management web applications. He has managed the implementation of relationship management and personalized content solutions for clients such as: BroadVision, Jupiter Communications, Shop at Home, AT&T and Standard and Poor ‘s. Prior to Connected Media Solutions, Mr. Grant co-founded AlphaBlox Corporation a Java-based component technology for rapid development of analytical web applications. Mr. Grant was also the Managing Director of Dow Jones financial information services group. Mr. Grant has a B.S. degree in Economics and Computer Science from California State University.

Gregory Slayton has served as our Chairman of the Board since September 2001. From December 1997 until September 2001, Mr. Slayton served as our President and Chief Executive Officer. From March 1996 to July 1997, Mr. Slayton was the President, Chief Operating Officer, and Director of ParaGraph International, a privately held company. In August 1994, Mr. Slayton co-founded Worlds, Inc. and served as Senior Vice President and Chief Financial Officer until November 1995. Prior to founding Worlds, Inc., Mr. Slayton served as Vice President and Chief Financial Officer at Paramount Technology Group of Paramount Communications Inc. Mr. Slayton holds a B.A. degree in Economics from Dartmouth College, magna cum laude, and a M.B.A. with Distinction from Harvard Business School.

Albert Liong joined ClickAction in 2000 as Corporate Controller. After being promoted to Vice President and Corporate Controller in May 2001, Mr. Liong was promoted to Senior Vice President, Finance in September 2001. Prior to ClickAction, Mr. Liong was Controller for XMarkstheSpot in San Francisco and the Assistant Corporate Controller for Norcal Waste Systems, Inc. in San Francisco. Mr. Liong was also an Accountant with Chevron USA in Concord, CA. Mr. Liong holds an M.B.A. in Accounting and Finance and a B.S. in Management, both from San Francisco State University as well as a CPA certificate from Washington State.

Andrew Caso joined ClickAction in March 2000 as Vice President of Professional Services and was promoted to Senior Vice President, Client Services in July 2001. He is currently serving as Senior Vice President, Sales and Client Services. Prior to ClickAction, Mr. Caso served as co-founder and President of Consilience Inc., a professional services firm that specialized in Internet-based transaction processing systems and enterprise application integration solutions. Prior to Consilience, Mr. Caso was the Director of Sales and Business Development for Market Arts Software, a professional services firm that provided trading room and back office solutions to the financial services industry. Mr. Caso also served as a Director of Product Management and a Director of National Account Sales for Quotron Systems. Mr. Caso holds a B.A. degree in History from Colgate University and an M.B.A. from UCLA.

David Mans has served as Corporate Secretary since September 2001 and has been a member of the Board since joining ClickAction in January 1988. Mr. Mans served as the Chairman of the Board of Directors from March 1997 to September 2001. Mr. Mans served as both President and Chief Executive Officer and Chief Financial Officer of ClickAction. Mr. Mans holds a B.A. in Electrical Engineering from the University of Michigan and an M.B.A. in Business Administration from Stanford University.

Item 11.    Executive Compensation

Information with respect to this item will be set forth in our Definitive Proxy Statement to be delivered in connection with our 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 12.    Securities of Ownership of Certain Beneficial Owners and Management

Information with respect to this item will be set forth in our Definitive Proxy Statement to be delivered in connection with our 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

Information with respect to this item will be set forth in our Definitive Proxy Statement to be delivered in connection with our 2002 Annual Meeting of Stockholders, and is incorporated herein by reference.

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1.	Financial Statements and Supplementary Data

See Item 8 of this Form 10-K.

2.	Financial Statement Schedule

The following financial statement schedule of the Company for the years ended December 31, 2001, 2000 and 1999 is filed as part of this Report and should be read in conjunction with the consolidated financial statements.

Schedule II—Valuation and Qualifying Account

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes.

3.	Exhibits

See Exhibits Index on page 61. The Exhibits listed in the accompanying Exhibits Index are filed or incorporated by reference as part of this report.

(b)	Reports on Form 8-K

1.
A current report on Form 8-K under Item 5 with respect to the December 17, 2001 press release announcing the settlement of a dispute with Elibrium, the company that purchased ClickAction’s desktop application software division in June 2001, regarding Elibrium’s right to make a setoff against the remaining payments of the purchase price.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Palo Alto, California, on the 8th day of March 2002.

CLICKACTION INC.

By:	/S/ GEORGE K. GRANT
George K. Grant President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 8th of March 2002.

Signature	Title	Date

/S/ GREGORY W. SLAYTON Gregory W. Slayton	Chairman of the Board of Directors	March 8, 2002

/S/ GEORGE K. GRANT George K. Grant	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2002

/S/ ALBERT P. LIONG Albert P. Liong	Senior Vice President, Finance (Principal Financial and Accounting Officer)	March 8, 2002

/S/ DAVID P. MANS David P. Mans	Director	March 8, 2002

/S/ HOWARD LOVE Howard Love	Director	March 8, 2002

/S/ EDWIN R. NIEHAUS, III Edwin R. Niehaus, III	Director	March 8, 2002

/S/ BARTON S. FOSTER Barton S. Foster	Director	March 8, 2002

/S/ EMERICK M. WOODS Emerick M. Woods	Director	March 8, 2002

Independent Auditors’ Report

The Board of Directors and Stockholders
ClickAction Inc.:

We have audited the accompanying consolidated balance sheets of ClickAction Inc., and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClickAction Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statements schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

KPMG LLP

Mountain View, California
February 1, 2002

ClickAction Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,
	2001	2000
Assets
Current assets:
Cash and cash equivalents, including restricted cash of $678,232 in 2001 and $0 in 2000, respectively	$2,137,001	$8,342,543
Note receivable	250,000	—
Accounts receivable, less allowance for doubtful accounts of $571,650 in 2001 and $150,110 in 2000	2,409,088	2,392,134
Prepaid operating lease obligation	640,829	—
Other current assets	267,083	106,848

Total current assets	5,704,001	10,841,525
Property and equipment, net	1,592,942	4,197,927
Other assets	231,478	1,134,313
Net assets of Elibrium division sold	—	6,598,773

Total assets	$7,528,421	$22,772,538

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,303,411	$2,193,237
Accrued compensation	384,748	943,989
Other accrued liabilities	1,358,899	705,763
Current portion of capital lease obligation	114,794	—
Deferred revenues	110,571	587,725

Total current liabilities	3,272,423	4,430,714
Long term liabilities:
Capital lease obligation—less current portion	67,370	—
Stockholders’ equity:
Preferred stock: $0.001 par value; 2,000,000 shares authorized; 3,500 shares issued and 3,000 shares outstanding in 2001 (aggregate liquidation
preference of $3,131,333 in 2001)	3	—
Common stock: $0.001 par value; 60,000,000 shares authorized; 12,923,603
and 12,592,312 shares issued and outstanding in 2001 and 2000, respectively	12,924	12,592
Deferred stock-based compensation	—	(118,125)
Additional paid-in capital	32,450,166	28,858,238
Accumulated deficit	(28,274,465)	(10,410,881)

Total stockholders’ equity	4,188,628	18,341,824

Total liabilities and stockholders’ equity	$7,528,421	$22,772,538

The accompanying notes are an integral part of these consolidated financial statements.

ClickAction Inc. and Subsidiary
Consolidated Statements of Operations

	Years Ended December 31,
	2001	2000	1999
Revenues:
Email services	$13,832,587	$11,756,565	$1,080,634
Licenses	2,000,000	—	—

	15,832,587	11,756,565	1,080,634
Cost of revenues—email services	980,053	2,889,864	—

Gross profit	14,852,534	8,866,701	1,080,634
Operating expenses:
Product development	6,628,864	7,389,042	1,282,334
Sales and marketing	6,679,361	7,717,297	3,129,856
General and administrative	4,698,576	3,124,929	2,095,251
Merger and acquisition related	94,168	—	231,674
Restructuring and impairment charges	3,978,609	—	—

Total operating expenses	22,079,578	18,231,268	6,739,115

Operating loss	(7,227,044)	(9,364,567)	(5,658,481)
Interest income, net	91,405	344,708	232,920

Loss from continuing operations before income tax expense and cumulative effect of accounting change	(7,135,639)	(9,019,859)	(5,425,561)
Income tax expense	103,811	800	18,641
Cumulative effect of accounting change	—	(261,198)	—

Loss from continuing operations	(7,239,450)	(9,281,857)	(5,444,202)
Gain on sale of assets of discontinued operations	2,601,546	—	—
Income (loss) from discontinued operations	(13,134,014)	4,761,550	3,220,910

Net loss	(17,771,918)	(4,520,307)	(2,223,292)
Preferred stock dividends	(91,666)	—	—

Loss applicable to common stockholders	$(17,863,584)	$(4,520,307)	$(2,223,292)

Basic and diluted net income (loss) per share:
Net loss from continuing operations	$(0.57)	$(0.79)	$(0.54)
Net income (loss) from discontinued operations	(0.83)	0.41	0.32

Net loss	$(1.40)	$(0.38)	$(0.22)

Weighted average shares of common stock outstanding used in computing basic and diluted net income (loss) per share	12,800,910	11,740,580	10,022,390

Year Ended December 31,
1999
Pro forma amounts assuming SAB 101 is applied retroactively
Loss applicable to common stockholders	$(2,484,490)
Net loss per share, basic and diluted	$(0.25)

The accompanying notes are an integral part of these consolidated financial statements.

ClickAction Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2001, 2000 and 1999

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compen- sation	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 1998	264,798	$264	9,483,918	$9,484	9,568,904	$(249,375)	$(3,667,282)	$5,661,995
Conversion of preferred stock to common stock	(264,798)	(264)	264,798	264	—	—	—	—
Issuance of common stock	—	—	760,514	762	1,348,890	—	—	1,349,652
Exercise of stock options	—	—	302,878	302	440,341	—	—	440,643
Deferred compensation related to officer stock bonus	—	—	—	—	5,570	—	—	5,570
Amortization of deferred stock compensation	—	—	—	—	—	78,750	—	78,750
Loss applicable to common stockholders	—	—	—	—	—	—	(2,223,292)	(2,223,292)

Balances as of December 31, 1999	—	—	10,812,108	10,812	11,363,705	(170,625)	(5,890,574)	5,313,318
Issuance of common stock	—	—	971,422	972	15,330,460	—	—	15,331,432
Exercise of stock options	—	—	666,539	666	1,453,266	—	—	1,453,932
Employee stock purchase plan	—	—	142,243	142	662,037	—	—	662,179
Compensation related to stock options issued to consultants	—	—	—	—	48,770	—	—	48,770
Amortization of deferred stock compensation	—	—	—	—	—	52,500	—	52,500
Loss applicable to common stockholders	—	—	—	—	—	—	(4,520,307)	(4,520,307)

Balances as of December 31, 2000	—	—	12,592,312	12,592	28,858,238	(118,125)	(10,410,881)	18,341,824
Issuance of preferred stock	3,500	3	—	—	3,265,873	—	—	3,265,876
Conversion of preferred stock to common stock	(500)	—	136,552	137	(137)	—	—	— —
Preferred stock dividend	—	—	15,167	15	30,318	—	—	30,333
Exercise of stock options	—	—	89,806	90	211,941	—	—	212,031
Employee stock purchase plan	—	—	89,766	90	129,006	—	—	129,096
Compensation related to stock options issued to consultants	—	—	—	—	7,427	—	—	7,427
Deferred compensation related to officer stock bonus	—	—	—	—	(52,500)	52,500	—	— —
Amortization of deferred stock compensation	—	—	—	—	—	65,625	—	65,625
Loss applicable to common stockholders	—	—	—	—	—	—	(17,863,584)	(17,863,584)

Balances as of December 31, 2001	3,000	$3	12,923,603	$12,924	$32,450,166	$—	$(28,274,465)	$4,188,628

The accompanying notes are an integral part of these consolidated financial statements.

ClickAction Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(17,771,918)	$(4,520,307)	$(2,223,292)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain on sale of Elibrium division	(2,601,546)	—	—
Depreciation and amortization	1,607,796	1,532,807	754,320
Loss on sale of equipment	353,912	—	—
Write-off of long-lived assets	2,850,977	—	—
Amortization of stock-based compensation	73,053	101,270	84,320
Provisions for doubtful accounts	(106,916)	(2,699,181)	2,287,833
Changes in operating assets and liabilities:
Accounts receivable	9,443,166	(3,856,630)	(5,559,715)
Inventories	(177,761)	(341,165)	(1,272,248)
Other current assets	(720,911)	87,943	(155,481)
Accounts payable	(3,013,609)	3,660,054	2,182,312
Accrued compensation	(736,900)	421,819	284,715
Other accrued liabilities	813,412	(998,404)	900,754
Deferred revenue	(477,154)	394,479	(405,760)

Net cash used in operating activities	(10,464,399)	(6,217,315)	(3,122,242)

Cash flows from investing activities:
Additions to property and equipment	(411,761)	(4,939,955)	(805,397)
Software production costs and other assets	(2,467,632)	(1,161,958)	(88,873)
Proceeds from sale of assets and liabilities of Elibrium division	2,000,000	—	—
Proceeds from sale of property and equipment	1,600,828	—	—

Net cash provided by (used in) investing activities	721,435	(6,101,913)	(894,270)

Cash flows from financing activities:
Proceeds from exercise of common stock options	212,031	1,453,932	440,643
Proceeds from issuance of common stock	129,096	15,993,611	1,349,652
Proceeds from issuance of preferred stock	3,265,876	—	—
Repayment of capital lease obligations	(69,581)	—	—

Net cash provided by financing activities	3,537,422	17,447,543	1,790,295

Net increase (decrease) in cash and cash equivalents	(6,205,542)	5,128,315	(2,226,217)
Cash and cash equivalents at beginning of year	8,342,543	3,214,228	5,440,445

Cash and cash equivalents at end of year	$2,137,001	$8,342,543	$3,214,228

Cash paid for:
Income taxes	$53,540	—	$25,800

Non-cash financing activity:
Sale of Elibrium division net liabilities for notes receivable	$250,000	—	—
Equipment acquired under capital lease	251,745	—	—
Compensation related to stock options issued to consultants	7,427	$48,770	—
Preferred stock dividends paid in common stock	91,666	—	—

See accompanying notes to consolidated financial statements.

ClickAction Inc.

Notes to Consolidated Financial Statements
Years Ended December 31, 2001, 2000 and 1999

1.    Nature of Business

ClickAction Inc. (the “Company”) provides Web-based email marketing automation products and services that help marketers design, deploy and manage personalized email campaigns. The Company’s Email Marketing Automation (EMA) product is permission-based and enables its users to send content rich emails that inform their customers about new products, sales and promotions, specified items of interest and corporate events.

2.    Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements include the accounts of its wholly-owned subsidiary, MarketHome. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company is continuously monitoring its operations and the use of its cash. The Company has compiled cash projections for the year ending December 31, 2002 which indicate that sufficient financial resources will be available to enable the Company to fulfill its operating plan. The Company has developed these forecasts using various scenarios relating to revenue, operating expenses and other non operating cash expenditures. Using minimum estimates of revenue, the forecasts indicate sufficient cash resources will be available to enable the Company to continue to operate for the year ending December 31, 2002. The Company will continue to scale operations to match its financial resources.

Additionally, the Company is investigating alternative sources of capital, including the sale of preferred stock and other financing arrangements.

While the Company believes it has sufficient financial resources, projections of future operating results is based on estimates and judgments. If the Company is unable to execute in accordance to its operating plans, actual cash needs could differ significantly from projections.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications, none of which affected net loss, have been made to prior year amounts to conform to the current year presentation.

Revenue Recognition

The Company derives its revenues primarily from the following sources:

•	EMA

•	Email delivery, which may include setup services;

•	Data and list management services;

•	Consulting services;

•	Software licenses; and

•	Name acquisition.

ClickAction Inc.

Notes to Consolidated Financial Statements, Continued

The Company accounts for revenue related to EMA services as two separate components: email usage and setup fees.

The Company provides email usage services under two plans. Under a subscription plan, email services are provided over a designated period, typically with a monthly maximum of emails. Subscription plan revenues are recognized ratably over the contract period. Email services are also provided on a project basis and revenues for these services are recognized once the project has been completed. The Company provides data and list management services and recognizes data and list management fees based on the number of email lists downloaded and delivered. The Company provides consulting services and it recognizes consulting services fees as services are rendered.

During the fourth quarter of 2000, the Company adopted SAB 101 effective January 1, 2000. SAB 101 requires the Company to have evidence of the fair value of each of the elements in a multiple-element arrangement in order to allocate revenue from the arrangement to an individual element. SAB 101 also requires the Company to recognize setup fees on a straight-line basis over the term of the service contract. Prior to the adoption of SAB 101, the Company recognized revenue on setup fees in an amount equal to incremental direct costs incurred related to the setup activities. The remaining setup fees were then recognized on a straight-line basis over the term of the service contract. Results for the years ended December 31, 2000 and 1999 have been restated to reflect the adoption of SAB 101.

The Company allocates revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements as required by Statement of Position (SOP) 97-2, Software Revenue Recognition. The Company’s determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). The Company limits its assessment of VSOE for each element to the price charged when the same element is sold separately. The Company has analyzed all of the elements included in its multiple-element arrangements and determined that it has sufficient VSOE to allocate revenue to maintenance and support services and consulting services components of its perpetual license products. Accordingly, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from maintenance and support services is recognized ratably over its respective term.

The Company recognizes revenue for name acquisition services on a per name basis when the names are delivered to the client. The Company has sold name acquisition services on a stand alone basis and thus have established evidence of fair value. In certain arrangements, the client may have specified name acceptance rights. In these circumstances, no revenue is recognized until the client accepts the names since the Company does not have sufficient historical experience to estimate client acceptance.

The Company recognizes revenue on all products and services when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the fee is fixed or determinable and (4) collection is reasonably assured or, for software licenses, collection is probable. The Company defines each of the four criteria as follows:

Persuasive evidence of an arrangement exists.    It is a customary practice of the Company to have a written contract, which is signed by both client and the Company.

Delivery has occurred or services have been rendered.    Delivery of email under the subscription plan is deemed to have occurred ratably over the term of the contract. Delivery of email on a project basis is deemed to have occurred when the project is completed. Delivery of setup services is deemed to have occurred ratably over the term of the contract. Delivery of data and list management services is deemed to have occurred when email lists are downloaded and delivered. Delivery of consulting services is deemed to

ClickAction Inc.

Notes to Consolidated Financial Statements, Continued

have occurred when services are rendered and accepted by our clients. Delivery of licenses is deemed to have occurred when the license is delivered and accepted by the Company’s client and there are no other undelivered elements in the contract. If undelivered products and services exist in an arrangement that are essential to the functionality of the delivered software, delivery is not considered to have occurred until these products or services are delivered. Delivery of acquired names is deemed to have occurred when they are delivered to and accepted by clients of the Company.

The fee is fixed or determinable.    The fee is customarily fixed and determined in a contract before products and services are delivered. The fee is normally due 30 days from invoice date for our products and services. However, for software licenses, we may grant terms in excess of 30 days but not more than one year.

Collection is reasonably assured or, for software licenses, collection is probable.    Collectibility is assessed on a client-by-client basis at the time the arrangement is entered into. The Company typically sells to clients for which there is a history of successful collection. New clients are subject to a credit review process through which the Company evaluates the clients’ financial condition and their ability to pay. If it is determined that collectibility is not reasonably assured or, for software licenses, collection is not probable based upon the credit review, revenue will be recognized on a cash-collected basis. The Company’s initial judgement that collectibility is probable for any given client may change subsequent to the date the transaction is entered into due to deterioration in the client’s ability to pay. In such situation, the Company would recognize additional bad debt expense to the extent all or a portion of the outstanding fees yet to be collected.

Comprehensive Income or Loss

The Company has no items of comprehensive income or loss other than its net loss.

Cash and Cash Equivalents

The Company considers all liquid instruments with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value, and consist primarily of money market securities.

Restricted Cash

Restricted cash is held in a money market fund account as collateral for a letter of credit issued in connection with an operating lease.

Allowance for Doubtful Accounts

The Company reviews the outstanding accounts receivable at least once each quarter. The Company estimates the collectibility of each account based on prior experience with the client, recent developments in the client’s financial condition, current economic conditions and other relevant factors. If the account is deemed to be fully or potentially uncollectible, an allowance is established. In addition, an allowance is established based on the overall aging of the accounts receivable portfolio, historical experience and general economic conditions.

Property and Equipment

Property and equipment, comprised primarily of computer equipment and furniture, are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to seven years.

The Company reviews the recoverability of the carrying amount of its property and equipment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In the event that facts and circumstances indicate that the carrying amount of assets may be impaired, an

ClickAction Inc.

Notes to Consolidated Financial Statements, Continued

evaluation of recoverability would be performed and the estimated future undiscounted cash flows associated with the asset would be compared to the asset’s carrying amount to determine if a write-down to fair value is required. Fair value is determined by reference to discounted future cash flows over the remaining useful life of the related asset.

Property and equipment under capital leases are recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property and equipment under capital leases is on a straight-line basis over the lease term and is included in depreciation and amortization expense.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents with one financial institution which is federally insured up to $100,000 per account. At times, the Company’s balance may exceed this limit.

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and potential shares from options of common stock and convertible preferred stock using the treasury stock method, when dilutive.

The common shares used to calculate basic and diluted net income (loss) per share for 2001, 2000 and 1999 are as follows:

	Years Ended December 31,
	2001	2000	1999
Weighted-average common shares used to calculate basic and diluted net income (loss) per share	12,800,910	11,740,580	10,022,390

Excluded from the computation of diluted loss per share for 2001, 2000 and 1999 are options to acquire 1,868,235, 2,933,256 and 1,973,026 shares, respectively, of common stock with weighted-average exercise prices of $2.77, $13.49 and $7.57, respectively, and for 2001, the option to convert 3,000 shares of

ClickAction Inc.

Notes to Consolidated Financial Statements, Continued

convertible preferred stock into 733,496 shares of common stock, because their effect would be anti-dilutive.

Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board (FASB) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25, and complies with the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123. Compensation expense on fixed stock options is based on the difference, if any, on the date of the grant, between the fair value of the Company’s stock and the exercise price of the option. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable, note receivable, accounts payable and accrued expenses approximate their fair values due to the short period of time until maturity.

3.    Restructuring and Impairment Charges

During the quarter ended September 30, 2001, the Company decided to reposition its business and focus its resources toward enhancing its EMA solutions to its enterprise clients and to cease product development and product sales to the enterprise software market. As part of this repositioning, the Company closed its offices in San Francisco, Los Angeles, and New York and recorded a charge of $778,000 related to facilities closure for the quarter ended September 30, 2001. Also as part of this repositioning, the Company made a significant reduction in staffing levels related to enterprise software development, and reduced staffing levels in other areas of the Company as well to reduce operating expenses. A total of 57 positions were eliminated and a charge of $204,000 related to severance costs was recorded for the quarter ended September 30, 2001.

On October 29, 2001, the Company reached a tentative agreement with the landlord of its Los Angeles office to terminate the lease effective January 1, 2002 in return for payment of rent for the remainder of the year ended December 31, 2001, release of a $420,000 letter of credit to the landlord and payment of $13,000 to the landlord for various expenses under the lease. For the quarter ended September 30, 2001, the Company included in its restructuring and impairment charges the cost of terminating the lease of its Los Angeles office and the lease liabilities for the remaining terms of the leases for its New York and San Francisco offices

The following table sets forth the reserve recorded and payments made against the reserve for the restructuring charges in the year ended December 31, 2001:

	Initial Restructuring Reserve	Payments	Balance as of December 31, 2001
Severance costs	$203,850	$(203,850)	$—
Closure of offices	777,852	(158,513)	619,339

Total	$981,702	$(362,363)	$619,339

As a result of the Company’s decision to exit the enterprise software market, capitalized software product development costs were determined to be impaired under the requirements of SFAS No. 121, Accounting for Impairment of Long-Lived Assets, and an impairment charge totaling $3.0 million was recorded in the

ClickAction Inc.

Notes to Consolidated Financial Statements, Continued

quarter ended September 30, 2001. Management does not believe the unfinished enterprise software would generate any cash flows in the future.

4.    Discontinued Operations

On June 15, 2001, the Company completed the sale of substantially all of the assets and liabilities of its Elibrium division to a corporation owned and controlled by certain former members of its management team. The Elibrium division developed, marketed and manufactured a line of desktop application products consisting of small business productivity software and services. The original sales price for the Elibrium division was $3.0 million, of which $500,000 was paid on June 15, 2001, $274,000 on June 30, 2001and $726,000 on September 15, 2001. On December 17, 2001, the Company agreed to set off $750,000 from the remaining $1.5 million of scheduled payments of the purchase price from Elibrium. The setoffs were due to a dispute over certain accounts payable and accounts receivable items. Under the definitive settlement agreement, Elibrium agreed to pay $750,000 as the remaining balance of the purchase price, of which $500,000 was paid on December 20, 2001 and $250,000 is due on March 1, 2002. Further, Elibrium agreed to end all dispute, to pay all of certain disputed liabilities and to release the Company of all known and unknown claims arising from the purchase of our Elibrium division.

The asset purchase agreement also provides for further payments to the Company should the acquiring company surpass specified financial goals. The sale resulted in a net gain of $2.6 million for the Company.

In connection with the sale of its Elibrium division, the Company granted the acquiring company an exclusive license relating to its email marketing services for $1.0 million and name acquisition for a one-time fee of $500,000 pursuant to a separate license agreement. The fees were collected and recorded as revenue in the quarter ended June 30, 2001.

The sale of the Elibrium division has been reflected as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 and is presented separately in the consolidated financial statements.

Summary operating results of discontinued operations were as follows:

	Three Months Ended		Twelve Months Ended
	Dec. 31, 2001	Dec. 31, 2000	Dec. 31, 2001	Dec. 31, 2000
Desktop applications revenues	$—	$5,791	$(577)	$20,878
Cost of revenues	—	2,328	4,731	6,635

Gross profit (loss)	—	3,463	(5,308)	14,243
Operating expenses	—	2,232	7,826	9,482

Income (loss) from discontinued operations
	$—	$1,231	$(13,134)	$4,761

ClickAction Inc.

Notes to Consolidated Financial Statements, Continued

5.    Balance Sheet Components

Accounts Receivable

	December 31,
	2001	2000
Accounts receivable	$2,980,738	$2,542,244
Allowance for returns and doubtful accounts	(571,650)	(150,110)
Accounts receivable, net	$2,409,088	$2,392,134

Bad debt expense was $534,441, $150,110 and $0 for the years ended December 31, 2001, 2000 and 1999, respectively.

Property and Equipment

	December 31,
	2001	2000
Computer equipment and purchased software	$2,778,290	$5,348,935
Capital lease equipment	251,745	—
Office equipment, furniture and fixtures	442,805	457,317

	3,472,840	5,806,252
Accumulated depreciation and amortization	(1,879,898)	(1,608,325)

Property and equipment, net	$1,592,942	$4,197,927

Depreciation and amortization expense totaled $1,239,855, $1,114,070 and $74,350 for the years ended December 31, 2001, 2000 and 1999, respectively. The accumulated depreciation for capital lease equipment was $74,234 for the year ended December 31, 2001.

Other Assets

	December 31,
	2001	2000
Software production costs paid to third-party contractors, net of accumulated amortization	$150,000	$1,050,647
Deposits	81,478	83,666

	$231,478	$1,134,313

Amortization expense of acquired software totaled $150,000, $0 and $0 for the years ended December 31, 2001, 2000 and 1999.

Other Accrued Liabilities

	December 31,
	2001	2000
Customer deposit	$43,221	$77,147
Dividend payable	61,333	—
Legal and accounting	141,030	—
Name acquisition	156,815	—
Restructuring reserve	619,339	—
Other current liabilities	337,161	628,616

Total other accrued liabilities	$1,358,899	$705,763

ClickAction Inc.

Notes to Consolidated Financial Statements, Continued

6. Stockholders’ Equity

Preferred Stock

On March 30, 2001, the Company issued 3,500 shares of its Series A 4% Cumulative Convertible Preferred Stock for an aggregate purchase price of $3.5 million. The net proceeds from this private placement were $3.3 million. The Series A Preferred Stock accrues cumulative dividends at the rate of 4% per annum, payable semi-annually, in shares of its common stock or cash at its option or the holder’s option if certain conditions are not satisfied. Prior to January 2, 2003, the Series A Preferred Stock is convertible into shares of our common stock at a conversion price of $4.09.

Subject to certain conditions, any outstanding shares of Series A Preferred Stock will automatically convert into shares of the Company’s common stock on January 2, 2003 at a conversion price equal to the lesser of $4.09 or the reset price, which is the average closing bid prices of our common stock during the fourth quarter of 2002.

The Company may redeem any outstanding shares of the Series A Preferred Stock at any time upon 30 days prior notice. The redemption price consists of (a) a cash payment of the original purchase price plus accrued and unpaid dividends and any unpaid liquidated damages, and (b) warrants to purchase 50% of the shares of its common stock issuable upon conversion of any outstanding shares of the Series A Preferred Stock at a conversion price equal to the lower of $4.09 or the average closing bid price over the twenty-five trading days prior to the redemption date.

In the event of any liquidation or dissolution of the Company, the holders of the Series A Preferred Stock will be entitled to receive, out of the assets of the Company available for distribution to stockholders, prior and in preference to the holders of the Company’s common stock, a liquidation preference equal to $1,000 per share plus all accrued and unpaid dividends. As of December 31, 2001, the liquidation preference was $3,131,333.

In connection with the issuance of the Series A Preferred Stock, the Company issued a warrant to the holder of the Series A Preferred Stock to purchase 130,978 shares of the Company’s common stock. Using the Black-Scholes option pricing model, the fair value of this warrant was estimated to be approximately $73,348 at December 31, 2001 with the following assumptions: risk-free interest rate of 4.5%, life of four years and volatility rate of 155%.

Common Stock

In March 2000, the Company issued and sold an aggregate of 254,776 shares of common stock in private placements to certain strategic and institutional investors for an average price per share of $20.61. The proceeds from this issuance were approximately $5.2 million. In connection with these transactions, the Company also issued warrants entitling the investors to purchase an aggregate of 25,478 shares of common stock over a three year period with exercise prices equal to the fair market value of the common stock on the warrant issuance dates. The fair value of these warrants was determined to be approximately $490,800 and was estimated using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.28%—6.35%, life of three years, and volatility of 144.81%.

In June and July 2000, the Company issued and sold an aggregate of 716,646 shares of common stock in private placements to certain strategic and institutional investors for an average price per share of $14.07. The proceeds from this issuance were approximately $10.1 million. In connection with these transactions, the Company also issued warrants entitling the investors to purchase an aggregate of 71,666 shares of common stock over a three year period at an average per share price of $14.07. The fair value of these warrants was determined to be approximately $892,000 and was estimated using the Black-Scholes option

ClickAction Inc.

Notes to Consolidated Financial Statements, Continued

pricing model with the following assumptions: risk-free interest rate of 6.28%—6.35%, life of three years, and volatility of 144.81%.

In April 2001, 500 shares of the 3,500 shares of preferred stock issued in March 2001 were converted into 136,552 shares of the Company’s common stock at a per share price of $3.67, which was 105% of the average of the closing bid prices of the common stock over the twenty-five consecutive trading days immediately prior to conversion date.

Officer Stock Bonus

In June 1998, the Board of Directors granted a stock bonus of 120,000 shares of common stock, at no cost, to a former Chief Executive Officer (“CEO”). At the time of his departure in September 2001, 90,001 shares were vested and the unvested shares were forfeited. The unamortized amount of deferred compensation associated with the forfeited shares, $52,500, was reversed in the quarter ended September 30, 2001. As the shares underlying the stock bonus had not been issued to the CEO as of December 31, 2001, the shares have been presented as outstanding stock options with a zero exercise price in the tables below.

Stock Options

In September 1994, the Company granted five key employees an aggregate of 470,000 common stock options at an exercise price of $0.75 per share, the fair market value of the Company’s common stock on the date of grant. These options vested ratably over three years and expire 10 years from the grant date. The Company adopted the 1995 Equity Incentive Plan (the Plan) in April 1995, and reserved 2,000,000 shares thereunder. The Plan provides for the grant of incentive stock options to employees of the Company and for the grant of nonstatutory stock options to employees and consultants of the Company. The Board of Directors administers the Plan and has the discretion to grant stock options. Exercise prices may not be less than 100% and 85% of the fair market value at the date of grant for incentive options and nonstatutory options, respectively. In May 1999 and 2000, the Company’s stockholders approved an amendment to the Plan and increased the aggregate number of shares under such plan by 1,200,000 and 1,500,000, respectively. Options granted under the Plan generally vest over four years and expire 10 years from the grant date. In 2001, the Company granted 1,785,410 options under the Plan.

The Company adopted the 1995 Non-employee Directors’ Plan in April 1995 and reserved 400,000 shares thereunder. The Non-employee Directors’ Plan provides for the automatic grant of nonstatutory stock options to non-employee directors of the Company at the fair market value of the common stock on the date of grant. The term of all options granted under the Non-employee Directors’ Plan may not exceed 10 years or the end of the director’s status as director. In 2001, the Company granted 10,000 options under the Non-employee Directors’ Plan.

The Company adopted the 1998 Non-Officer Stock Option Plan (the “NOSOP”) in November 1998 and reserved 430,000 shares thereunder. The NOSOP provides for the grant of non-qualified options to non-officer employees and consultants of the Company. The Board of Directors administers the NOSOP and has the discretion to grant stock options. Exercise prices may not be less than 100% of the fair market value at the date of grant. In November 1999, the Board of Directors approved an amendment to the NOSOP plan and increased the aggregate number of shares under the NOSOP plan by 1,000,000. Options granted under the NOSOP generally vest over four years and expire 10 years from the grant date. The Company granted 446,000 options during 2001 under the NOSOP.

In 1999, the Company adopted the MarketHome 1997 Stock Option Plan (“MarketHome Plan”) through the MarketHome acquisition. The MarketHome Plan offered the grant of incentive and non-qualified options to employees and consultants of the Company. Options granted under the MarketHome Plan generally vest over four years and expire 10 years from the grant date. Prior to the acquisition, MarketHome granted a

ClickAction Inc.

Notes to Consolidated Financial Statements, Continued

total of 317,538 shares under the MarketHome Plan. MarketHome common stock options were converted to ClickAction options following the August 5, 1999 merger. The number and per share prices are reported pursuant to the 13.7551 to 1.0 exchange ratio as specified in the merger agreement for all periods presented. All non-vested outstanding MarketHome options to non-employees at August 5, 1999 were canceled.

The Company adopted the 2001 Equity Incentive Plan in April 2001, and reserved 1,700,000 shares thereunder. The Plan provides for the grant of incentive stock options to employees of the Company and for the grant of nonstatutory stock options to employees and consultants of the Company. The Board of Directors administers the Plan and has the discretion to grant stock options. Exercise prices may not be less than 100% of the fair market value at the date of grant for both incentive options and nonstatutory options. Options granted under the Plan generally vest over four years and expire 10 years from the grant date. In 2001, the Company granted 20,000 options under the Plan.

The following table summarizes all stock option and stock bonus activities for the Company’s stock option plans:

	Shares under Option	Weighted average exercise price per share
Outstanding as of December 31, 1998	2,619,054	$1.58

Granted	2,497,282	5.45
Expired or canceled	(478,570)	4.07
Exercised	(302,878)	1.46

Outstanding as of December 31, 1999	4,334,888	1.94

Granted	2,976,321	12.90
Expired or canceled	(977,138)	10.80
Exercised	(666,540)	2.17

Outstanding as of December 31, 2000	5,667,531	7.40

Granted	2,261,410	1.86
Expired or canceled	(3,865,003)	8.03
Exercised	(89,806)	2.37
Outstanding as of December 31, 2001	3,974,132	3.75

Available for grant at December 31, 2001	4,103,342

The following table summarizes information about stock bonuses and stock options outstanding as of December 31, 2001:

Outstanding				Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.00	90,001	0.50 (years)	$0.00	90,001	$0.00
0.14- 9.03	3,554,022	8.21	2.93	2,026,179	3.31
10.13-17.56	290,109	8.61	12.75	169,447	12.91
20.00-30.00	40,000	8.92	20.00	9,998	20.00

$ 0.00-30.00	3,974,132	8.07	$3.75	2,295,625	$3.97

ClickAction Inc.

Notes to Consolidated Financial Statements, Continued

The Company applies the intrinsic value method in accounting for its stock option plans and, accordingly, does not recognize compensation cost when the exercise price is equal to the fair market value of the underlying common stock on the date of grant. If the Company had elected to recognize compensation cost based on the fair value method as prescribed by SFAS No. 123, net income (loss) per share would have been changed to the pro forma amounts indicated in the table below:

	2001	2000	1999
Net loss:
As reported	$(17,863,584)	$(4,520,307)	$(2,223,292)
Pro forma	(28,014,371)	(17,843,159)	(6,293,290)
Basic net loss per share:
As reported	$(1.40)	$(0.38)	$(0.22)
Pro forma	(2.19)	(1.51)	(0.63)
Diluted net loss per share:
As reported	$(1.40)	$(0.38)	$(0.22)
Pro forma	(2.19)	(1.51)	(0.63)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	2001	2000	1999
Expected dividend yield	—	—	—
Expected stock price volatility	155.32%	144.81%	88.37%
Risk-free interest rates	4.30%-4.40%	4.95%-4.97%	6.09%-6.97%
Expected life of options	5 years	5 years	4-5 years

The weighted-average fair value of options granted during 2001, 2000 and 1999 was $1.72, $9.76 and $10.21 per share, respectively.

7.    Segment and Geographic Information

The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (CEO). The CEO reviews financial information on a consolidated basis for purpose of making operating decisions and assessing financial performance.

The Company has not separately reported segment information on a geographic basis, as international sales represent approximately 6% of net revenue for the year ended December 31, 2001. Capital expenditures for long-lived assets are not reported to management by segment.

The following tables summarize sales to customers when sales to such customers exceeded 10% of revenues as well as the amounts due from these customers as a percentage of total gross accounts receivable.

ClickAction Inc.

Notes to Consolidated Financial Statements, Continued

	Years ended December 31,
Percentage of net revenues	2001	2000	1999
Customer A	10%	26%	—
Customer B	1%	3%	19%
Customer C	—	—	10%

	December 31,
Percentage of total accounts receivable as of	2001	2000
Customer A	13%	15%
Customer B	—	2%
Customer C	—	—

8.    Income Taxes

Income tax expense for the years ended December 31, 2001, 2000 and 1999 is allocated as follows:

	2001	2000	1999
Continuing operations	$103,811	$800	$18,641
Discontinued operations	—	800	—

Total income tax expense	$103,811	$1,600	$18,641

The components of income tax expense for the years ended December 31, 2001, 2000 and 1999 comprised of the following:

	2001	2000	1999
Income taxes:
Current:
Federal	$—	$—	$5,636
State	3,811	1,600	1,600
Foreign	100,000	—	11,405

Total current tax expense	103,811	1,600	18,641

Deferred:
Federal	—	—	—
State	—	—	—

Total deferred tax expense	—	—	—

Total income tax expense	$103,811	$1,600	$18,641

ClickAction Inc.

Notes to Consolidated Financial Statements, Continued

The December 31, 2001, 2000 and 1999 income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income (loss) as a result of following:

	2001	2000	1999
Federal tax benefit at statutory rate	$(6,007,092)	$(1,447,553)	$(749,581)
State taxes	3,811	1,600	1,600
Nondeductible expenses	36,463	37,969	291,209
Foreign withholding tax	100,000	—	11,405
Current year operating losses and temporary differences for which no tax benefit is recognized through income	5,970,629	1,409,584	458,373
Other differences	—	—	5,636

Actual income tax expense	$103,811	$1,600	$18,641

As of December 31, 2001, 2000 and 1999, the types of temporary differences that give rise to significant portions of the Company’s deferred tax assets and liabilities are set out below:

	2001	2000	1999
Deferred tax assets:
Accrual and reserves	$869,029	$759,015	$1,204,739
Net operating loss carryforwards	10,526,511	3,747,789	1,254,654
Capitalized start up costs	12,390	36,292	49,490
Tax credit carryforwards	1,314,661	1,084,809	984,230

Gross deferred tax assets	12,722,591	5,627,906	3,493,113
Less: Valuation allowance	(12,722,591)	(5,627,906)	(3,493,113)

Net deferred tax assets	$—	$—	$—

The net changes in the total valuation allowance for the years ended December 31, 2001, 2000 and 1999 were increases of $7,094,685, $2,134,793 and $830,847, respectively. The Company’s accounting for deferred taxes under SFAS No. 109 involves the evaluation of a number of factors concerning the realizability of the Company’s deferred tax assets. To support the Company’s conclusion that a 100% valuation allowance was required, management primarily considered such factors as the Company’s history of operating losses, the nature of the Company’s deferred tax assets and the absence of taxable income in prior carryback years. Although management’s operating plans assume taxable income and operating income in future periods, management’s evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that such plans are not considered sufficient to overcome the available negative evidence.

As of December 31, 2001 the Company has federal and California net operating losses carryforwards of approximately $28,185,000 and $16,172,000, respectively, which expire in various years through 2021 and 2011, respectively. The Company also has federal and California research and development tax credit carryforwards of approximately $619,000 and $532,000, respectively. The federal credits expire between 2010 and 2021, while the California credit may be carried forward indefinitely. The Company also had federal minimum tax credit, foreign tax credit, and California manufacturing investment credit carryforwards of approximately $38,000, $138,000, and $255,000, respectively. The foreign tax credit expires between 2002 and 2006.

ClickAction Inc.

Notes to Consolidated Financial Statements, Continued

Federal and California tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an “ownership change” for tax purposes, as defined in Section 382 of the Internal Revenue Code. If an ownership change occurred, utilization of the net operating loss carryforwards could be reduced significantly.

Included in gross deferred tax assets above is approximately $814,000 related to stock option compensation for which the benefit, when realized, will be recorded directly to stockholders’ equity.

9.    Commitments

Leases

The Company has entered into agreements to lease various facilities and equipment under certain non-cancelable operating and capital leases that expire at various dates through 2004. The following table sets forth the payment obligations under these agreements by period:

	Payments Due By Period
Obligations	Total	2002	2003	2004
Capital leases	$197,387	$114,794	$66,930	$15,663
Operating leases	1,808,770	1,261,937	399,226	147,607
Other long term obligations	256,250	256,250	—	—

Total	$2,262,407	$1,632,981	$466,156	$163,270

Capital leases—the Company has entered into financing agreements with various leasing companies to lease computer related equipment under lease terms ranging from 24 months to 36 months. These leases are categorized as capital leases under SFAS No. 13, Accounting for Leases. Property and equipment under capital leases are recorded at an amount equal to the present value of future minimum lease payments computed on the basis of the Company’s incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property and equipment under capital lease is on a straight-line basis over the lease term and is included in depreciation expense. A summary is presented below for all capital leases including provisions for interest.

Year ending December 31,	Capital Leases
2002	$114,794
2003	66,930
2004	15,663

Total future payments for capital leases	197,387
Less interest under capital lease obligations	(15,223)

Net present value of capital leases	$182,164

Operating leases—the Company entered into a sale and leaseback transaction with Sun Microsystems Finance in June 2001. The lease expires December 31, 2002, at which time the Company will have the option to purchase the equipment at fair market value or continue to lease under renegotiated terms. The operating leases also include facilities leases in Palo Alto, CA., San Francisco, CA. and New York, NY. These leases are categorized as operating leases under SFAS No. 13, Accounting for Leases.

Other long term obligations—the Company entered into a consulting agreement with a system integration company in October 2001 to provide localization services which include converting its software into a platform that can accept foreign languages and translating all manuals, training and marketing materials into the Japanese language.

ClickAction Inc.

Notes to Consolidated Financial Statements, Continued

Rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $946,354, $748,618 and $496,270, respectively.

Letter of Credit

On January 26, 2001, the Company entered into a five-year lease agreement with the landlord of our Los Angeles office. As one of the conditions of the lease, the Company made a deposit of $420,000 in the form of a standby letter of credit. On October 29, 2001, the Company reached a tentative agreement with the landlord of its Los Angeles office to terminate the lease effective January 1, 2002 in return for payment of rent for the remainder of the year ended December 31, 2001, release of a $420,000 letter of credit to the landlord and payment of $13,000 to the landlord for various expenses under the lease.

On June 29, 2001, the Company entered into a sale and leaseback agreement with Sun Microsystems Finance and received net proceeds of $1.6 million. In connection with this transaction, the Company was required to make future operating lease payments totaling $1.5 million. The Company was also required to obtain a standby letter of credit in the amount of $678,232, which expires on December 31, 2002.

Bonus Plan

The Company’s contributions to its employee bonus plan are made at the Company’s discretion. Contributions to the bonus plan amounted to $0, $720,961 and $265,108 for the years ended December 31, 2001, 2000 and 1999, respectively.

10.    Quarterly Operating Results (Unaudited)

Effective January 1, 2000, the Company changed its method of accounting for revenue recognition to conform with the guidance provided by SAB 101 (see Note 2). The Company’s unaudited financial results for the quarters ended March 31, June 30 and September 30, 2000 have been restated to apply SAB 101 retroactively. The impact in 2000 of adopting SAB 101 was to reduce net income before the cumulative effect of the accounting change by $280,000.

	For the Three Months Ended
	March 31	June 30	September 30	December 31
	(In thousands)
Year ended December 31, 2001
Revenues	$5,315	$5,103	$2,369	$3,046
Gross profit	5,077	4,938	2,100	2,738
Income (loss) from operations	(378)	(535)	(6,329)	16
Loss from continuing operations	(350)	(533)	(6,310)	(137)
Loss from discontinued operations	(2,201)	(7,581)	—	(750)
Net loss per share—basic and diluted Net loss from continuing operations	(0.03)	(0.04)	(0.49)	(0.01)
Net loss from discontinued operations	(0.17)	(0.60)	—	(0.06)

	(0.20)	(0.64)	(0.49)	(0.07)

Year ended December 31, 2000
Revenues	$1,064	$1,765	$3,638	$5,290
Gross profit	862	1,205	2,691	4,109
Loss from operations	(2,655)	(3,493)	(2,318)	(898)
Loss from continuing operations	(2,613)	(3,429)	(2,189)	(789)
Income from discontinued operations	372	1,508	1,650	1,231
Net income (loss) per share—basic	(0.24)	(0.30)	(0.01)	(0.06)
Net loss from continuing operations Net income (loss) from discontinued operations	0.03	0.13	(0.03)	0.10

	(0.21)	(0.17)	(0.04)	0.04

Net income (loss) per share—diluted
Net loss from continuing operations	(0.24)	(0.30)	(0.01)	(0.06)
Net income (loss) from discontinued operations	0.03	0.13	(0.03)	0.09

	(0.21)	(0.17)	(0.04)	0.03

EXHIBITS INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
2.1	Agreement and Plan of Merger and Reorganization, dated as of July 2, 1999, among MySoftware Company, MyMarket Acquisition Corp., MarketHome, and the shareholders of MarketHome	8-K	8/19/99	2.1

2.2	Asset Purchase Agreement effective as of June 12, 2001 between ClickAction Inc. and Elibrium, Inc.	8-K	6/15/01	2.1

3.1	Certificate of Incorporation	S-1	6/20/95	3.3

3.2	Bylaws	S-1	6/20/95	3.4

3.3	Certificate of Ownership and Merger, merging ClickAction Inc., a wholly owned subsidiary of MySoftware Company, with and into MySoftware Company, as filed on September 14, 1999	8-K	9/21/99	3.1

3.4	Certificate of Designation of Series A Junior Participating Preferred Stock (included as Exhibit A to Exhibit 4.2)	S-3	06/15/98	3.4

3.5	Certificate of Amendment of Certificate of Incorporation, as filed on May 23, 2000*	N/A	N/A	N/A

3.6	Certificate of Designations of the Powers, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series A 4% Cumulative Convertible Preferred Stock for ClickAction Inc., as filed with the Delaware Secretary of State on March 30, 2001	8-K	3/30/01	4.4

4.1	Specimen Common Stock Certificate	8-K	9/21/99	4.1

4.2	Rights Agreement dated as of June 10, 1998	S-3	6/15/98	4.2

4.3	Purchase Agreement dated as of March 30, 2001 between ClickAction Inc. and The Tail Wind Fund, Ltd.	8-K	3/30/01	4.1

4.4	Registration Rights Agreement, dated as of March 30, 2001, between ClickAction Inc. and The Tail Wind Fund, Ltd.	8-K	3/30/01	4.2

EXHIBITS INDEX (Continued)

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
4.5	Warrant, dated as of March 30, 2001, issued by ClickAction Inc. to the Tail Wind Fund, Ltd.	8-K	3/30/01	4.3

10.1	Form of Indemnity Agreement for officers and directors	S-1	6/15/98	10.1

10.2	Form of Indemnity Agreement for officers and directors	S-1	6/20/95	10.2

10.3	Amended and Restated 1995 Equity Incentive Plan	S-1	4/11/01	99.1

10.4	1995 Non-Employee Directors’ Stock Option Plan	S-1	6/20/95	10.6

10.5	Lease Agreement by and between ClickAction and 2197 E. Bayshore Road Partnership dated February 25, 1993, as amended (the “Palo Alto Lease”)	S-1	6/20/95	10.8

10.6	First Amendment to Palo Alto Lease dated June 30, 1995	10-K	12/31/95	10.16

10.7	Second Amendment to Palo Alto Lease*	N/A	N/A	N/A

10.8	Third Amendment to Palo Alto Lease, effective January 27, 1997	10-KSB	12/31/96	N/A

10.9	Fourth Amendment to Palo Alto Lease, effective December 7, 1999*	N/A	N/A	N/A

10.10	Fifth Amendment to Palo Alto Lease, effective May 17, 2000*	N/A	N/A	N/A

10.11	Sixth Amendment to Palo Alto Lease, effective November 26, 2001*	N/A	N/A	N/A

10.12	Seventh Amendment to Palo Alto Lease, effective December 12, 2001*	N/A	N/A	N/A

10.13	Amended and Restated 1998 Non-Officer Stock Option Plan	S-8	4/11/01	99.2

10.14	1999 Employee Stock Purchase Plan	Def 14A	4/17/00	N/A

10.15	2001 Equity Incentive Plan	Def 14A	4/17/01	N/A

10.16	MarketHome Equity Incentive Plan	S-8	8/16/99	99.4

EXHIBITS INDEX(Continued)

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
10.17	Master Lease Agreement and Letter of Credit Agreement each dated June 21, 2001 by and between ClickAction Inc. and Sun Microsystems Finance*	N/A	N/A	N/A

10.18	Definitive Settlement Agreement dated December 20, 2001 by and between ClickAction and Elibrium, Inc.*	N/A	N/A	N/A

10.19	Private Label License Agreement effective June 15, 2001 between ClickAction Inc. and Elibrium, Inc.	8-K	6/15/01	2.2

10.20	Amended and Restated Severance Agreement and Release between ClickAction Inc. and Gregory Slayton*	N/A	N/A	N/A

21.0	Subsidiaries of ClickAction Inc.*	N/A	N/A	N/A

23.1	Consent of KPMG LLP*	N/A	N/A	N/A

*	Filed herewith

SCHEDULE II

Valuation and Qualifying Account (1)
Years ended December 31, 2001, 2000 and 1999
(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Operations	(Deductions)	Balance at the End of Year
Allowance for doubtful accounts:
1999	—	—	—	—
2000	—	150	—	150
2001	150	534	(112)	572

(1)	Continuing operations.