Form 10-Q
period 2002-03-31
CLICKACTION INC
filed 2002-05-14
CIK 944950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-26008

CLICKACTION INC.
(Exact name of registrant as specified in its charter)

Delaware		77-0195362
(State or other jurisdiction		(I.R.S. Employer
of incorporation or organization)		Identification No.)

2197 E. BAYSHORE ROAD
	PALO ALTO, CA	94303
	(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (650) 473-3600

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X        No              .

As of May 8, 2002, the registrant had 13,272,528 shares of common stock outstanding.

CLICKACTION INC.

FORM 10-Q

For the Quarterly Period Ended March 31, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

CLICKACTION INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2002 and December 31, 2001
(Unaudited)
(in thousands except share data)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$1,472	$2,137
Note receivable	—	250
Accounts receivable, net	2,448	2,409
Prepaid operating lease obligation	581	641
Other current assets	569	267

Total current assets	5,070	5,704
Property and equipment, net	1,492	1,593
Other assets	194	231

Total assets	$6,756	$7,528

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$826	$1,303
Accrued compensation	529	385
Other accrued liabilities	1,103	1,359
Current portion of capital lease obligation	142	115
Deferred revenues	857	110

Total current liabilities	3,457	3,272
Long term liabilities—
Capital lease obligation—less current portion	78	67
Stockholders’ equity:
Preferred stock; $0.001 par value; 2,000,000 shares authorized; 3,500 shares issued in 2001; 3,000 shares outstanding in 2002 and 2001, respectively; (aggregate liquidation preference of $3,027,273 as of March 31, 2002)	1	1
Common stock; $0.001 par value; 60,000,000 shares authorized; 13,022,528 and 12,923,603 shares issued and outstanding, respectively	13	13
Additional paid-in capital	32,512	32,449
Accumulated deficit	(29,305)	(28,274)

Total stockholders’ equity	3,221	4,189

Total liabilities and stockholders’ equity	$6,756	$7,528

See accompanying notes to condensed consolidated financial statements.

CLICKACTION INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2002 and 2001
(Unaudited)
(in thousands except per share data)

	Three Months Ended March 31,
	2002	2001
Revenues	$2,185	$5,314
Cost of revenues	129	237

Gross profit	2,056	5,077

Operating expenses:
Product development	1,246	1,775
Sales and marketing	915	2,516
General and administrative	674	1,164
Settlement of claims	240	—

Total operating expenses	3,075	5,455

Operating loss	(1,019)	(378)
Interest income (expense), net	(1)	28

Loss from continuing operations before income tax expense	(1,020)	(350)
Income tax expense	11	—

Loss from continuing operations	(1,031)	(350)
Loss from discontinued operations	—	(2,201)

Net loss	$(1,031)	$(2,551)

Basic and diluted net loss per share:
Loss from continuing operations	$(0.08)	$(0.03)
Loss from discontinued operations	—	(0.17)

Net loss	$(0.08)	$(0.20)

Weighted average shares of common stock outstanding:
Basic and diluted	13,028	12,664

See accompanying notes to condensed consolidated financial statements.

CLICKACTION INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2002 and 2001
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(1,031)	$(2,551)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	297	546
Amortization of stock-based compensation	2	13
Settlement of claims with issuance of common stock	240
Provision for (recovery of) doubtful accounts and sales returns	22	(11)
Changes in operating assets and liabilities:
Accounts receivable	(61)	(2,425)
Inventories	—	(194)
Prepaid operating lease obligations	60	—
Other current assets	(302)	(81)
Accounts payable	(656)	(2,041)
Accrued compensation	144	574
Other accrued liabilities	(256)	922
Deferred revenues	747	(175)

Net cash used for operating activities	(794)	(5,423)

Cash flows from investing activities:
Additions to property and equipment	(60)	(323)
Software production costs and other assets	—	(1,341)
Proceeds from note receivable	250	—

Net cash provided by (used for) investing activities	190	(1,664)

Cash flows from financing activities:
Proceeds from exercise of common stock options	—	154
Proceeds from issuance of preferred stock	—	3,265
Repayment of capital lease obligations	(61)	—

Net cash provided by (used for) financing activities	(61)	3,419

Net decrease in cash and cash equivalents	(665)	(3,668)
Cash and cash equivalents at beginning of period	2,137	8,343

Cash and cash equivalents at end of period	$1,472	$4,675

Non-cash investing and financing activities:
Equipment acquired under capital lease	$99	$42
Dividend paid with issuance of common stock	61	—
Cash paid during the period for interest	5	—

See accompanying notes to condensed consolidated financial statements.

CLICKACTION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated balance sheets, statements of operations, and statements of cash flows of ClickAction Inc. include all material adjustments (consisting of normal recurring adjustments and adjustments relating to the sale of Elibrium) which are, in the opinion of management, necessary for their fair presentation. The interim results presented are not necessarily indicative of results for a full year. Certain reclassifications have been made for consistent presentation. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Revenue Recognition

We derive our revenues primarily from the following sources:

•	Email Marketing Automation, or EMA, Revenue which consists of:

•	Email usage services, including setup fees,

•	Data and list management services, and

•	Consulting services,

•	Software licenses, and

•	Name acquisition services.

Email Marketing Automation Revenue

We account for revenue related to EMA services as two separate components: email usage and setup fees.

We provide email usage services under two plans: subscription plans and project plans. Under a subscription plan, email services are provided over a designated period, typically with a monthly maximum of emails. Subscription plan revenues are recognized ratably over the contract period. Email services are also provided on a project basis and revenues for these services are recognized once the project has been completed. We provide data and list management services and recognize data and list management fees based on the number of email lists downloaded and delivered. We provide consulting services and we recognize consulting services fees as services are rendered.

Software License Revenue

We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements as required by Statement of Position (SOP) 97-2, Software Revenue Recognition. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenue to maintenance and basic support services and consultative services components of our perpetual license products. For arrangements where VSOE has been established for all undelivered elements, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from maintenance and support services is recognized ratably over its respective term. For arrangements where VSOE has not been established for all undelivered elements, revenue is recognized from the date of delivery ratably over the remaining term of the agreement.

CLICKACTION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

Name Acquisition Services Revenue

We recognize revenue for name acquisition services on a per name basis when the names are delivered to the client. We have sold name acquisition services on a stand-alone basis and thus have established evidence of fair value. The client may also have rights to receive credit for names acquired which become invalid over a specified period of time. In these circumstances, we record a reserve based on historical evidence.

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

Delivery has occurred or services have been rendered.    Delivery of email under the subscription plan is deemed to have occurred ratably over the term of the contract. Delivery of email on a project basis is deemed to have occurred when the project is completed. Delivery of setup services is deemed to have occurred ratably over the term of the contract. Delivery of data and list management services is deemed to have occurred when email lists are downloaded and delivered. Delivery of consulting services is deemed to have occurred when services are rendered and accepted by our clients. Delivery of licenses is deemed to have occurred when the license is delivered and accepted by our client. If undelivered products and services exist in an arrangement that are essential to the functionality of the delivered software, delivery is not considered to have occurred until these products or services are delivered. Delivery of acquired names is deemed to have occurred when they are delivered to and accepted by our clients.

The fee is fixed or determinable.    The fee is customarily fixed and determined in a contract before products and services are delivered. The fee is normally due 30 days from invoice date for our products and services. However, for software licenses, we may grant terms in excess of 30 days but not more than one year.

Collection is reasonably assured or, for software licenses, collection is probable.    Collectibility is assessed on a client-by-client basis at the time the arrangement is entered into. We typically sell to clients for which there is a history of successful collection. New clients are subject to a credit review process, through which we evaluate the clients’ financial condition and their ability to pay. If we determine that collectibility is not reasonably assured or, for software licenses, collectibility is not probable based upon the credit review, revenue will be recognized on a cash-collected basis. Our initial judgment that collectibility is probable for any given client may change subsequent to the date the transaction is entered into due to deterioration in the client’s ability to pay. In such situation, we would recognize additional bad debt expense to the extent all or a portion of the outstanding fees yet to be collected.

Discontinued Operations

On June 15, 2001, we completed the sale of substantially all of the assets and liabilities of our Elibrium division to a corporation owned and controlled by certain former members of our management team. The Elibrium division developed, marketed and manufactured a line of desktop application products consisting of small business productivity software and services. The original sales price for the Elibrium division was $3.0 million, of which $500,000 was paid on June 15, 2001, $274,000 on June 30, 2001 and $726,000 on September 15, 2001. On December 17, 2001, we agreed to set off $750,000 from the remaining $1.5

CLICKACTION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

million of scheduled payments of the purchase price from Elibrium. The setoffs were due to a dispute over certain accounts payable and accounts receivable items. Under the definitive settlement agreement, Elibrium agreed to pay $750,000 as the remaining balance of the purchase price, of which $500,000 was paid on December 20, 2001 and $250,000 was paid on March 1, 2002. Further, Elibrium agreed to end all disputes, to pay all of certain disputed liabilities and to release us of all known and unknown claims arising from the purchase of our Elibrium division.

The sale of the Elibrium division has been reflected as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30 and is presented separately in the consolidated financial statements.

Summary operating results of discontinued operations were as follows:

	Three Months Ended
	March 31, 2002	March 31, 2001
Desktop applications revenues	$—	$2,914
Cost of revenues	—	2,162

Gross profit	—	752
Operating expenses	—	2,953

Loss from discontinued operations	$—	$(2,201)

Settlement of Claims

We entered into a Release Agreement, effective as of March 29, 2002, with The Tail Wind Fund Ltd., the holder of all of our issued and outstanding Series A Preferred Stock, related to certain disputes that have arisen between us and Tail Wind. Under this agreement, each party released all claims against the other party. In consideration of this release, we issued Tail Wind 250,000 shares of our common stock and agreed to use our commercially reasonable best efforts to register these shares within 90 days after the date of the execution of the release agreement. The fair value of these shares was $310,000, of which $240,000 was charged to the statement of operations for the three months ended March 31, 2002 and $70,000 was charged to the statement of operations for the three months ended September 30, 2001.

Per Share Computation

Basic net loss per share is computed using the weighted average shares of common stock outstanding during each period presented. Diluted net loss per share is computed using the weighted average shares of common stock and potential shares of common stock from options and warrants using the treasury stock method, when dilutive. A total of 2,895,047 and 1,381,762 outstanding stock warrants and stock options with a weighted average exercise price of $0.96 and $5.93 for the three months ended March 31, 2002 and 2001, respectively, were not included in the computation of diluted net loss per share because their effect would have been antidilutive.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) Nos. 141, 142, and 143.

CLICKACTION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

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

Segment and Geographic Information

Our chief operating decision maker is considered to be our Chief Executive Officer (CEO). The CEO reviews financial information on a consolidated basis for purpose of making operating decisions and assessing financial performance.

We have not separately reported segment information on a geographic basis, as international sales represent less than 1% of net revenue for the three months ended March 31, 2002 and 2001. Capital expenditures for long-lived assets are not reported to management by segment.

Preferred Stock

On March 30, 2001, we issued 3,500 shares of its Series A 4% Cumulative Convertible Preferred Stock for an aggregate purchase price of $3.5 million. The net proceeds from this private placement were $3.3 million. The Series A Preferred Stock accrues cumulative dividends at the rate of 4% per annum, payable semi-annually, in shares of its common stock or cash at its option or the holder’s option if certain conditions are not satisfied. Prior to January 2, 2003, the Series A Preferred Stock is convertible into shares of our common stock at a conversion price of $4.09.

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

CLICKACTION INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONT’D)

our common stock issuable upon conversion of any outstanding shares of the Series A Preferred Stock at a conversion price equal to the lower of $4.09 or the average closing bid price over the twenty-five trading days prior to the redemption date.

In the event of any liquidation or dissolution of the Company, the holders of the Series A Preferred Stock will be entitled to receive, out of the assets of our company available for distribution to stockholders, prior and in preference to the holders of our common stock, a liquidation preference equal to $1,000 per share plus all accrued and unpaid dividends. As of March 31, 2002, the liquidation preference was $3,027,273.

Item 2. Management’s	Discussion and Analysis of Consolidated Financial Condition and Results of Operations

You should read the following discussion of our consolidated financial condition and results of operations along with our condensed consolidated financial statements and the related notes. In addition to historical information contained herein, the following discussion contains words such as “intends,” “believes,” “anticipates,” “plans,” “expects” and similar expressions which are intended to identify forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in these forward-looking statements. Factors that could cause or contribute to these differences include the factors discussed below under “Factors Which May Impact Future Operating Results.” You should not place undue reliance on these forward-looking statements, which speak only as of the date hereof. Except as otherwise required by federal securities laws, we do not intend to update any of the forward-looking statements after the date of this Form 10-Q to conform them to actual results or to reflect new information or changed circumstances.

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

Critical Accounting Policies and Estimates

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. You should read the following discussion along with our condensed consolidated financial statements and the related notes included in this Form 10-Q. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the relevant reporting period. We base our estimates and judgments, in part, on historical experience and on various other factors that we believe to be reasonable under the circumstances at the time we prepare our financial statements, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include the factors discussed below under “Factors Which May Impact Future Operating Results.”

Our critical accounting policies are as follows:

•	Revenue recognition;

•	Allowance for doubtful accounts;

•	Restructuring reserve;

•	Valuation of long-lived assets; and

•	Accounting for income taxes.

Revenue recognition.    We derive our revenues primarily from the following sources:

•	EMA Revenue, which consists of:

•	Email usage services, including setup fees,

•	Data and list management services, and

•	Consulting services,

•	Software licenses, and

•	Name acquisition services.

Email Marketing Automation Revenue

We account for revenue related to EMA services as two separate components: email usage and setup fees.

We provide email usage services under two plans: subscription plans and project plans. Under a subscription plan, email services are provided over a designated period, typically with a monthly maximum of emails. Subscription plan revenues are recognized ratably over the contract period. Email services are also provided on a project basis and revenues for these services are recognized once the project has been completed. We provide data and list management services and recognize data and list management fees based on the number of email lists downloaded and delivered. We provide consulting services and we recognize consulting services fees as services are rendered.

Software Licenses Revenue

We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements as required by Statement of Position (SOP) 97-2, Software Revenue Recognition. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenue to maintenance and basic support services and consultative services components of our perpetual license products. For arrangements where VSOE has been established for all undelivered elements, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from maintenance and support services is recognized ratably over its respective term. For arrangements where VSOE has not been established for all undelivered elements, revenue is recognized from the date of delivery ratably over the remaining term of the agreement.

Name Acquisition Services Revenue

We recognize revenue for name acquisition services on a per name basis when the names are delivered to the client. We have sold name acquisition services on a stand alone basis and thus have established evidence of fair value. The client may also have the rights to receive credit for names acquired which become invalid over a specified period of time. In these circumstances, we accrue a reserve based on historical evidence of credits issued.

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

Delivery has occurred or services have been rendered.    Delivery of email under the subscription plan is deemed to have occurred ratably over the term of the contract. Delivery of email on a project basis is deemed to have occurred when the project is completed. Delivery of setup services is deemed to have occurred ratably over the term of the contract. Delivery of data and list management services is deemed to have occurred when email lists are downloaded and delivered. Delivery of consulting services is deemed to have occurred when services are rendered and accepted by our clients. Delivery of licenses is deemed to have occurred when the license is delivered and accepted by our client. If undelivered products and services exist in an arrangement that are essential to the functionality of the delivered software, delivery is not considered to have occurred until these products or services are delivered. Delivery of acquired names is deemed to have occurred when they are delivered to and accepted by our clients.

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

Allowance for doubtful accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. The amount of allowance is based upon the age of the account receivable as follows:

	0–30 Days	31–60 Days	61–90 Days	91 and Above
Allowance for doubtful accounts percentage	0%	2%	20%	50%

These percentages are based upon our historical experience. In addition, an allowance is made on a specific account basis if we determine that there is doubt regarding a specific client’s ability to pay. If our clients encounter difficulties in meeting their payment obligations to us that differs from our historical loss experience, additional bad debt expense will need to be recognized above our estimates. Additionally, if the financial condition of specific clients deteriorates resulting in an impairment of their ability to make payments, we may make additional allowances thus increasing the expense for bad debt.

Restructuring reserve.    We established a reserve for the restructuring costs in the quarter ended September 30, 2001. The reserve was established for severance costs in connection with the reduction in staffing levels and the closure of our offices in San Francisco, CA., Los Angeles, CA. and New York, NY. The reserve was made under the assumption that we would not be able to sublease the office space in San Francisco and New York and that we would be able to terminate the office lease in Los Angeles for an expected amount. The severance was paid out in 2001 and the office lease in Los Angeles was terminated February 8, 2002 for the expected amount. The following shows the changes in the reserve account:

	Balance as of December 31, 2001	Payments	Balance as of March 31, 2002
Closure of offices	$619,339	$(438,416)	$180,923

Valuation of long-lived assets.    We review our long-lived assets, primarily property and equipment, for impairment whenever events or circumstances occur which indicate that we may be unable to recover the recorded value of the affected long-lived assets. Events or circumstances could occur in the future that may require us to recognize impairment of long-lived assets.

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

Results of Operations

Three Months Ended March 31, 2002 and 2001

Total revenues for the three months ended March 31, 2002 decreased $3.1 million, or 58%, to $2.2 million, compared to total revenues of $5.3 million for the corresponding period in 2001. This decrease was due primarily to decreased sales of our EMA products and services as a result of increased pricing pressures in the email marketing industry and reductions in email marketing expenditures by our existing and prospective clients caused primarily by an overall weak economy and intense competition for new business opportunities. Until the economy improves and companies begin to increase their marketing budgets, we expect these trends to continue and also expect that our competitors in the email marketing industry will continue to use lower prices as a means to generate revenue and improve their market share, which could adversely effect our financial results and may require us to revise our financial projections.

Gross profit for the three months ended March 31, 2002 decreased 59% to $2.1 million from $5.1 million in the corresponding period in 2001. This decrease in our gross profit was primarily due to the decrease in revenue of our EMA products and services. Gross profit as a percentage of revenue for the three months ended March 31, 2002 was 94%, compared to 96% for the corresponding period in 2001. Our gross profit varies from period to period due primarily to the direct costs associated with our EMA set-up activities and costs paid to third parties in association with our name acquisition activities.

Total operating expenses for the three months ended March 31, 2002 decreased 44% to $3.1 million from $5.5 million for the corresponding period in 2001. The decrease in operating expenses was due primarily to a decrease in product development costs, sales and marketing and general and administrative expenses.

Product development expenses decreased 33% to $1.2 million for the three months ended March 31, 2002 from $1.8 million in the corresponding period in 2001. The decrease in product development expenses was due primarily to increased efficiency and a smaller staff as a result of our strategy to focus our resources on developing and maintaining our EMA products. As a percentage of total revenues, product development expenses were 57% for the three months ended March 31, 2002 compared to 33% for the corresponding period in 2001. The increase in product development expenses as a percentage of total revenues was primarily due to the capitalization of a portion of product development expenses related to the development of enterprise software which had reduced product development expenses in the three months ended March 31, 2001. We discontinued the enterprise software development in the three months ended September 30, 2001. We expect our product development expenses to be slightly lower as a percentage of total revenues in the future quarters as we continue to streamline and look for ways to increase productivity and efficiency.

Sales and marketing expenses decreased 64% to $915,000 in the three months ended March 31, 2002 from $2.5 million for the corresponding period in 2001. As a percentage of total net revenues, sales and marketing expenses were 42% for the three months ended March 31, 2002, compared to 47% for the corresponding period in 2001. The decrease in sales and marketing expenses was primarily due to a more focused marketing program which reduced the need for certain promotions that occurred in the quarter ended March 31, 2001. In addition, the headcount in sales and marketing was smaller in the quarter ended March 31, 2002 compared to the corresponding quarter in 2001. We expect our sales and marketing expenses to remain flat or slightly lower as a percentage of total revenues during the remainder of 2002 as we continue to find ways to more effectively gain exposure and recognition among current and potential clients with our existing marketing initiatives and to refine our sales strategy that focuses our sales force on our target market.

General and administrative expenses decreased 42% to $674,000 for the three months ended March 31, 2002 from $1.2 million in the corresponding period in 2001. This decrease was primarily a result of a lower headcount and lower other general and administrative expenses related to rent, professional services and bad debt expense in the quarter ended March 31, 2002. As a percentage of total revenues, general and administrative expenses were 31% for the three months ended March 31, 2002 compared to 22% for the corresponding period in 2001. The increase in general and administrative expenses as a percentage of total revenues was a result of relatively fixed costs in the areas of insurance, rent and outside services in light of lower total revenues for the quarter ended March 31, 2002. We expect our general and administrative expenses to decrease slightly as a percentage of total revenues for the remainder of 2002 as we continue to improve cost efficiencies in general and administrative areas.

Settlement of claims expenses were $240,000 for the three months ended March 31, 2002. We entered into a Release Agreement, effective as of March 29, 2002, with The Tail Wind Fund Ltd., the holder of all of our issued and outstanding Series A Preferred Stock, related to certain disputes that have arisen between us and Tail Wind. Under this agreement, each party released all claims against the other party. In consideration of this release, we issued Tail Wind 250,000 shares of our common stock with a total value of $310,000. Because one of the claims released was the liquidated damages previously recognized in the quarter ended September 30, 2001 in the amount of $70,000, the settlement of claims expense was $240,000 for the quarter ended March 31, 2002.

Net interest expense was $1,000 for the three months ended March 31, 2002, compared to a net interest income of $28,000 for the corresponding period in 2001. The increase in net interest expense was due primarily to lower average cash balances in the three months ended March 31, 2002 compared to the corresponding period in 2001 and the recognition of interest expense related to our capital lease financing transactions in the three months ended March 31, 2002.

The income tax provision was $11,000 for the three months ended March 31, 2002. We did not record any income tax expense for the three months ended March 31, 2001.

As a result of the foregoing factors, we recorded a net loss from continuing operations for the three months ended March 31, 2002 of $1.0 million compared to a net loss from continuing operations of $350,000 for the corresponding period in 2001.

Liquidity and Capital Resources

Since inception, we have financed our activities primarily from cash generated from operations and equity financings. On March 30, 2001, we completed a private placement of convertible preferred stock and received net proceeds of approximately $3.3 million. On June 15, 2001, we completed the sale of substantially all of the assets and liabilities of our Elibrium division for $3.0 million. In December 2001, we agreed to set off $750,000 from the purchase price to settle a dispute over certain accounts payable and accounts receivable included in the Elibrium sale. After setoffs, the purchase price was reduced to $2.25 million, of which $2.0 million was paid during the period ended December 2001 and $250,000 was paid in March 2002. In connection with the sale of our Elibrium division, we also entered into a licensing agreement with the acquiring company for which we received a fee of $1.5 million. On June 29, 2001, we entered into a sale and leaseback agreement with Sun Microsystems Finance and received net proceeds of $1.6 million. We have no interest-bearing debt.

Our operating activities used $794,000 of cash for the three months ended March 31, 2002 which were primarily attributable to payments made to the landlord of our Los Angeles, CA office for lease termination and payments related to the restructuring activities that took place in the three months ended September 30, 2001. Our operating activities used $5.4 million of cash for the three months ended March 31, 2001 which were primarily attributable to operating activities for the Elibrium division prior to its sale on June 15,

2001. The changes in operating activities included accounts receivable sold to the company that acquired our Elibrium division.

Our investing activities provided $190,000 of cash for the three months ended March 31, 2002 which consisted of a payment from Elibrium related to the purchase of the Elibrium division offset by equipment purchases. Our investing activities used $1.7 million for the three months ended March 31, 2001 which primarily consisted of capitalized software production costs related to the enterprise software which was discontinued and equipment purchases.

Our financing activities used $61,000 in cash for the three months ended March 31, 2002 which primarily consisted of repayment of capital lease obligations. Our financing activities provided $3.4 million in cash for the three months ended March 31, 2001 which consisted of net proceeds of $3.3 million from sale of 3,500 shares of preferred stock and proceeds from exercise of stock options.

As of March 31, 2002, we had $1.5 million in cash and cash equivalents, of which $678,000 is restricted in a money market account used as a collateral to a standby letter of credit issued in connection with a sale and leaseback transaction with Sun Microsystems Finance in June 2001. The letter of credit will expire on December 31, 2002.

We are continuously monitoring our operations and the use of our cash. We have compiled cash projections for the year ending December 31, 2002 which indicate that sufficient financial resources will be available to enable us to fulfill our current operating plan. We developed these forecasts using various estimates of revenue, operating expenses and other non-operating cash expenditures. Assuming minimum estimates of revenue, the forecasts indicate sufficient cash resources will be available to enable us to continue to operate for the year ending December 31, 2002. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. If current cash, cash equivalents and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt instruments. The sale of additional equity or equity related securities could result in additional dilution to our stockholders. See “Factors Which May Impact Future Operating Results” in the following section.

While we believe we have sufficient financial resources, projections of future operating results are based on estimates and judgments. Should we be unable to execute in accordance to our operating plans, actual cash needs could differ significantly from projections.

If all or substantially all of our outstanding accounts receivable as of March 31, 2002 are not paid, we believe that our existing cash and cash equivalents and cash that may be generated from operations may not be sufficient to fund our operations at currently anticipated levels beyond the third quarter of 2002. In such event, additional capital from equity or credit financings may be necessary in order to fund our operations at currently anticipated levels beyond the third quarter of 2002. While we may attempt to finance our future capital needs through some combination of commercial bank borrowings, leasing, vendor financing and the sale of additional equity or debt securities, there can be no assurance that we will be able to raise additional capital, on terms acceptable to us, or at all.

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

On March 30, 2001, we issued 3,500 shares of our Series A 4% Cumulative Convertible Preferred Stock for an aggregate purchase price of $3.5 million. The net proceeds from this private placement were $3.3 million. The Series A Preferred Stock accrues cumulative dividends at the rate of 4% per annum, payable semi-annually, in shares of our common stock or cash at our option or the holder’s option if certain conditions are not satisfied. The Series A Preferred Stock is convertible into shares of our common stock at a conversion price of $4.09. Subject to certain conditions, any outstanding shares of Series A Preferred Stock will automatically convert into shares of our common stock on January 2, 2003 at a conversion price equal to the lesser of $4.09 or the reset price, which is the average closing bid prices of our common stock during the fourth quarter of 2002. In the event that the number of shares of common stock issuable upon conversion of the Series A Preferred Stock exceeds certain limits, we would be obligated to make substantial cash payments to the holders of such stock. For more information, see the discussion under the caption “We would be required to issue a substantial number of additional shares upon conversion of our Series A Preferred Stock, and, under certain circumstances, make substantial cash payments to holders of our Series A Preferred Stock if the average closing bid price of our common stock during the fourth quarter of 2002 does not exceed $4.09 per share” under “Factors Which May Impact Future Operating Results,” below.

If certain specified events occur, we may be required to repurchase the outstanding shares of our Series A Preferred Stock at a premium price per share. In accordance with the terms of the documents relating to the issuance of our Series A Preferred Stock, we are required to repurchase the outstanding shares of Series A Preferred Stock under specified circumstances which include if our common stock is no longer listed or included for quotation on the Nasdaq National Market, the Nasdaq Small Cap Market, the New York Stock Exchange or the American Stock Exchange or the trading of our common stock is suspended or halted for more than one trading day.

Factors Which May Impact Future Operating Results

The following risk factors should be considered very carefully in addition to the other information contained in this Form 10-Q. The risks described below are not the only risks we face. Additional risks that we do not yet know of or that we currently think are not material may also impair our business operations. If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected.

We may need to raise additional capital if we are unable to collect outstanding receivables. Our prospects for obtaining additional financing, if required, are uncertain and failure to obtain additional capital could affect our ability to continue operations at current levels.

As of March 31, 2002, our net accounts receivable totaled $2.4 million. If we do not receive payment for all or substantially all of our outstanding accounts receivables, we believe that our existing cash and cash equivalents and cash that may be generated from operations may not be sufficient to fund our operations at currently anticipated levels beyond the third quarter of 2002. In such event, additional capital from equity or credit financings may be necessary in order to fund our operations at currently anticipated levels beyond the third quarter of 2002. There can be no assurance that we will be able to raise additional capital on terms acceptable to us, or at all. In particular, unless the market price of our common stock increases dramatically, it is unlikely that we will be able to raise funds through a public offering of our common stock. If adequate funds are not available or are not available on acceptable terms, we would have to scale back our operations, which could significantly impair our ability to develop or enhance products or services and respond to competitive pressures, or we may be forced to cease our operations entirely. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage of ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders.

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

Our common stock is traded on the Nasdaq National Market. Nasdaq has requirements that a company must meet in order to remain listed on the Nasdaq National Market. These requirements include maintaining a minimum bid price of $1.00. Since April 11, 2002, our common stock has traded below $1.00. On May 8, 2002, the most recent practicable date prior to the filing of this report, the last sale price of our common stock on Nasdaq was $0.75. If our common stock continues to trade below $1.00 for 30 consecutive trading days or we fail to satisfy any of the other Nasdaq listing requirements, our common stock could be delisted from the Nasdaq National Market. If we fail to maintain the standards necessary to be quoted on the Nasdaq National Market or alternatively, the Nasdaq Small Cap Market, and our common stock is delisted, trading in our common stock would be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the “pink sheets.” Such alternatives are generally considered to be less efficient markets, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to, the market price of our common stock. If such were to occur, our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

We have incurred significant operating losses in the past and there is no guarantee that we will achieve profitability.

As of March 31, 2002, we had an accumulated deficit of $29.3 million. We recorded a net loss of $1.0 million from continuing operations for the quarter ended March 31, 2002. There can be no assurance that we can achieve profitability in the near future. We have historically relied to a significant extent on the revenues and cash flow generated from the sale of desktop software products by our Elibrium division to fund the development and expansion of our email marketing strategy. As a result of the sale of our Elibrium division on June 15, 2001, our ability to achieve profitability in the future will depend primarily upon our ability to continue development of new email marketing products and services, enhance our infrastructure and expand our customer base and brand awareness. To achieve these goals, we may need to increase spending on product development, sales and marketing and technology. To the extent that our email marketing revenues do not significantly increase as a result of this increased spending, we may not achieve profitability. Even if we do achieve profitability, there is no guarantee that we will be able to sustain or increase our profitability on a quarterly or annual basis in the future.

We would be required to issue a substantial number of additional shares upon conversion of our Series A Preferred Stock and, under certain circumstances, make substantial cash payments to holders of our Series A Preferred Stock if the average closing bid price of our common stock during the fourth quarter of 2002 does not exceed $4.09 per share.

On March 30, 2001, we issued 3,500 shares of our Series A 4% Cumulative Convertible Preferred Stock for an aggregate purchase price of $3.5 million. Subject to certain conditions, any outstanding shares of Series A Preferred Stock on January 2, 2003 will automatically convert into shares of our common stock at a conversion price equal to the lesser of $4.09 or the reset price, which is the average closing bid price of our common stock during the fourth quarter of 2002. The closing bid price of our common stock on May 1, 2002 was $0.69. If the average closing bid price of our common stock during the fourth quarter of 2002 does not exceed $4.09 per share, we would be required to issue a substantial number of additional shares of our common stock upon the automatic conversion of any outstanding shares of Series A Preferred Stock. We will not receive any consideration for the issuance of these additional shares of our common stock. In addition, the issuance of these additional shares of our common stock would result in substantial dilution to our common stockholders.

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

The following table illustrates the number of shares of our common stock immediately issuable upon an automatic conversion of the Series A Preferred Stock assuming that the average closing bid price of our common stock during the fourth quarter of 2002 has remained at $0.74 per share, the closing bid price on May 8, 2002, or if it has decreased by 25%, 50% or 75% from $0.80 per share. This table also illustrates the number of shares of our common stock that cannot be issued in connection with an automatic conversion of the Series A Preferred Stock until such time as the issuance of such shares would not cause the holder of such shares to be in violation of the 9.99% ownership cap described above. Finally, this table illustrates the aggregate cash payment we would be required to pay in connection with an automatic conversion of the Series A Preferred Stock for shares of common stock in excess of the 19.9% ownership cap described above. The calculations in the following table assume that:

•	all shares of Series A Preferred Stock are still held by a single stockholder,

•	there has been no change in the number of outstanding shares of our common stock other than the issuance of the shares covered by this registration statement, and

•	there are 3,000 shares of Series A Preferred Stock outstanding immediately prior to the automatic conversion of such shares into common stock.

Assumed Average Closing Bid Price during the 4th Quarter of 2002	Number of Shares of Common Stock Immediately Issuable Upon Conversion	Number of Shares of Common Stock in Excess of 9.99% Cap	Cash Payment Required in Lieu of Issuance of Shares in Excess of 19.9% Cap
$0.80	1,022,930	1,081,380	$1,415,293
0.60	1,022,930	1,081,380	1,867,720
0.40	1,022,930	1,081,380	2,320,147
0.20	1,022,930	1,081,380	2,772,573

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

We may not be able to hire and retain key personnel necessary to support our business.

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

The primary objective of our investment activities is to preserve principal and meet liquidity needs while at the same time maximizing the income we receive from our investments without significantly increasing risk. Most of the securities that we have invested in are not subject to significant market risk due to their short-term maturity. We maintain our portfolio of cash equivalents and short-term investments in a variety of investments, including U.S. Treasuries, U.S. Government Agencies and money market funds.

PART II.    OTHER INFORMATION

Item	2. Changes in Securities and Use of Proceeds.

We entered into a Release Agreement, effective as of March 29, 2002, with The Tail Wind Fund Ltd., the holder of all of our issued and outstanding Series A Preferred Stock, related to certain disputes that have arisen between Tail Wind and us. Under this agreement, each party released all claims against the other party. In consideration of this release, we issued Tail Wind 250,000 shares of our common stock with a total value of $310,000 and agreed to use our commercially reasonable best efforts to register these shares within 90 days after the date of the execution of the release agreement. A registration statement on Form S-3 for the resale of these shares was filed with the SEC on April 16, 2002. The issuance of the shares of common stock and the warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item	6. Exhibits and Reports on Form 8-K

(a)  Exhibits

None

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLICKACTION INC.

By:	/s/ ALBERT P. LIONG
Albert P. Liong Senior Vice President, Finance

Date:    May 13, 2002