Form 10-Q
period 2002-06-30
CLICKACTION INC
filed 2002-08-14
CIK 944950

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                      ____________________________


                               FORM 10-Q

(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2002

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


As of August 5, 2002, the registrant had 13,401,347 shares of common stock outstanding.

                            CLICKACTION INC.

                               FORM 10-Q

               For the Quarterly Period Ended June 30, 2002

                          Table of Contents


Part I. Financial Information	                                     Page

   Item 1. Financial Statements

       a)  Condensed Consolidated Balance Sheets
           as of June 30, 2002 and December 31, 2001                  3

       b)  Condensed Consolidated Statements of Operations
           for the three and six months ended June 30, 2002
           and 2001                                                   4

       c)  Condensed Consolidated Statements of Cash Flows
           for the six months ended  June 30, 2002 and 2001           5

       d)  Notes to Condensed Consolidated Financial Statements       7

   Item 2. Management's Discussion and Analysis of Consolidated
           Financial Condition and Results of Operations              12

   Item 3. Quantitative and Qualitative Disclosures About Market
           Risk                                                       29

Part II. Other Information

   Item 2. Changes in Securities and Use of Proceeds                  30

   Item 4. Submission of Matters to a Vote of Securities Holders      30

   Item 6. Exhibits and Reports on Form 8-K                           30

Signatures                                                            36


                      Part I. Financial Information
                      Item 1. Financial Statements

                           CLICKACTION INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                  June 30, 2002 and December 31, 2001
                             (unaudited)
                   (in thousands except share data)

                                                 June 30,    December 31,
                                                   2002          2001
                                               -----------  -------------
ASSETS
 Current assets:
  Cash and cash equivalents ($678 restricted)  $    1,593    $    2,137
  Note receivable                                    ----           250
  Accounts receivable, net                          1,967         2,409
  Prepaid operating lease obligation                  428           641
  Other current assets                              1,251           267
                                               -----------  -------------
   Total current assets                             5,239         5,704

  Property and equipment, net                       1,233         1,593
  Other assets                                        144           231
                                               -----------  -------------
   Total assets                                $    6,616   $     7,528
                                               ===========  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                             $      684   $     1,303
  Accrued compensation                                505           385
  Other accrued liabilities                           749         1,359
  Current portion of capital lease obligation         131           115
  Deferred revenues                                 1,799           110
                                               -----------  -------------
   Total current liabilities                        3,868         3,272

  Long term liabilities -
   Capital lease obligation - less current
   portion                                             55            67

Stockholders' equity:
 Preferred stock; $0.001 par value; 2,000,000
  shares authorized; 3,500 shares issued in
  2001; 3,000 shares outstanding; (aggregate
  liquidation preference of $3,060,333 as of
  June 30, 2002)                                        1             1
 Common stock; $0.001 par value; 60,000,000
  shares authorized; 13,305,580 and 12,923,603
  shares issued and outstanding, respectively          13             13
 Additional paid-in capital                        32,841         32,449
 Accumulated deficit                              (30,162)       (28,274)
                                               -----------  -------------
  Total stockholders' equity                        2,693          4,189
                                               -----------  -------------
  Total liabilities and stockholders' equity   $    6,616   $      7,528
                                               ===========  =============

 See accompanying notes to condensed consolidated financial statements.

                              CLICKACTION INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    For the three and six months ended
                           June 30, 2002 and 2001
                               (Unaudited)
                   (in thousands except per share data)

                               Three Months Ended      Six Months Ended
                              --------------------   --------------------
                               June 30,  June 30,     June 30,  June 30,
                                 2002      2001         2002      2001
                              ---------- ---------   --------- ----------
Net revenues                  $   2,353  $  5,103    $  4,538  $  10,417
Cost of revenues                    480       165         609        403
                              ---------- ---------   --------- ----------
  Gross profit                    1,873     4,938       3,929     10,014
                              ---------- ---------   --------- ----------
Operating expenses:
 Product development              1,150     1,797       2,396      3,573
 Sales and marketing                788     2,062       1,703      4,577
 General and administrative         719     1,520       1,393      2,684
 Merger and acquisition related    ----        94        ----         94
 Settlement of claims              ----      ----         240       ----
                              ---------- ---------   --------- ----------
  Total operating expenses        2,657     5,473       5,732     10,928
                              ---------- ---------   --------- ----------
  Operating loss                   (784)     (535)     (1,803)      (914)

Interest income (expense), net       (6)       32          (7)        60
                              ---------- ---------   --------- ----------
  Loss from continuing operations
   before income tax expense       (790)     (503)     (1,810)      (854)
Income tax expense                    7      ----          18       ----
                              ---------- ---------   --------- ----------
  Loss from continuing
   operations                      (797)     (503)     (1,828)      (854)
Gain on sale of discontinued
 operations                        ----     3,352        ----      3,352
Loss from discontinued operations  ----   (10,933)       ----    (13,134)
                              ---------- ---------   --------- ----------
  Net loss                    $    (797) $ (8,084)   $ (1,828) $ (10,636)
Preferred stock dividends           (60)      (30)        (60)       (30)
                              ---------- ---------   --------- ----------
Loss applicable to common
 stockholders                 $    (857) $ (8,114)   $ (1,888) $ (10,666)
                              ========== =========   ========= ==========

Basic and diluted net loss per share:
 Loss from continuing
  operations                  $   (0.06) $  (0.04)   $  (0.14) $   (0.07)
 Loss from discontinued
  operations                       ----     (0.60)       ----      (0.77)
                              ---------- ---------   --------- ----------
   Net loss                   $   (0.06) $  (0.64)   $  (0.14) $   (0.84)
                              ========== =========   ========= ==========
Weighted average shares of common stock
 outstanding:
  Basic and diluted              13,282    12,770      13,155     12,696
                              ========== =========   ========= ==========

  See accompanying notes to condensed consolidated financial statements.

                              CLICKACTION INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the six months ended June 30, 2002 and 2001
                               (Unaudited)
                              (in thousands)

                                                   Six Months Ended
                                                        June 30,
                                                 ----------------------
                                                     2002       2001
                                                 ----------- ----------
Cash flows from operating activities:
 Net loss                                        $   (1,828) $ (10,636)
  Adjustments to reconcile net loss to net cash
   used for operating activities:
   Gain on sale of assets and liabilities and
    equipment                                          ----     (3,497)
   Depreciation and amortization                        617      1,251
   Amortization of stock-based compensation               2         26
   Settlement of claims with issuance of common stock   310       ----
   Provision for sales returns and doubtful accounts   (226)       (96)
   Changes in operating assets and liabilities:
    Accounts receivable                                 668     10,795
    Inventories                                        ----      1,879
    Other current assets                               (758)      (620)
    Accounts payable                                   (619)    (5,405)
    Accrued compensation                                120       (191)
    Deferred revenues                                 1,689       (349)
    Other accrued liabilities                          (609)      (943)
    Sale of Elibrium division net liabilities          ----        352
                                                  ----------- ----------
     Net cash used for operating activities            (634)    (7,434)
                                                  ----------- ----------
Cash flows from investing activities:
 Additions to property and equipment                    (83)      (252)
 Software production costs and other assets            ----     (1,684)
 Note payable                                           250        774
 Proceeds from sale of property and equipment          ----      1,766
                                                  ----------- ----------
     Net cash provided by investing activities          167        604
                                                  ----------- ----------
Cash flows from financing activities:
 Proceeds from exercise of stock options               ----        325
 Proceeds from sale of preferred stock                 ----      3,265
 Proceeds from sale of common stock                      18       ----
 Repayment of capital lease obligation                  (95)      ----
                                                  ----------- ----------
     Net cash provided by (used for) financing
      activities                                        (77)     3,590
                                                  ----------- ----------
     Net decrease in cash and cash equivalents         (544)    (3,240)

Cash and cash equivalents at beginning of period      2,137      8,343
                                                  ----------- ----------
Cash and cash equivalents at end of period        $   1,593   $  5,103
                                                  =========== ==========

Non-cash investing and financing activities:
  Dividend paid with issuance of common stock           60         30
Supplemental cash flow information:
  Cash paid during the period for interest               5       ----
  Cash paid during the period for income tax             6         10

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

Revenue Recognition

We derive our revenues primarily from the following sources:

  * Email Marketing Automation, or EMA, revenue which consists of:
    * Email usage services, including setup fees,
    * Data and list management services, and
    * Consulting services,
  * Software licenses, and
  * Name acquisition services.

Email Marketing Automation Revenue

We account for revenue related to EMA services as two separate components: email usage and setup fees.

We provide email usage services under two plans: subscription plans and project plans. Under a subscription plan, email services are provided over a designated period, typically with a monthly maximum number of emails. Subscription plan revenues are recognized ratably over the contract period. Email services are also provided on a project basis and revenues for these services are recognized once the project has been completed. We provide data and list management services and recognize data and list management fees based on the number of email lists downloaded and delivered. We provide consulting services and we recognize consulting services fees as services are rendered.

Software License Revenue

We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements as required by Statement of Position (SOP) 97-2, Software Revenue Recognition. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenue to maintenance and basic support services and consultative services components of our perpetual license arrangements. For arrangements where VSOE has been established for all undelivered elements, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from maintenance and support services is recognized ratably over its respective term. For arrangements where VSOE has not been established for all undelivered elements, revenue is recognized from the date of delivery ratably over the remaining term of the agreement.

                            CLICKACTION INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (CONT'D)

Name Acquisition Services Revenue

We recognize revenue for name acquisition services on a per name basis when the names are delivered to the client. We have sold name acquisition services on a stand-alone basis and thus have established evidence of fair value. The client may also have rights to receive credit for names acquired which become invalid over a specified period of time. In these circumstances, we record a reserve based on actual credits issued in the month following acquisition.

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

Collection is reasonably assured or, for software licenses, collection is probable. Collectibility is assessed on a client-by-client basis at the time the arrangement is entered into. We typically sell to clients for which there is a history of successful collection. New clients are subject to a credit review process, through which we evaluate the clients' financial condition and their ability to pay. If we determine that collectibility is not reasonably assured or, for software licenses, collectibility is not probable based upon the credit review, revenue will be recognized on a cash-collected basis. Our initial judgment that collectibility is probable for any given client may change subsequent to the date the transaction is entered into due to deterioration in the client's ability to pay. In such situations, we would recognize bad debt expense to the extent that all or a portion of the outstanding fees may not be collected.

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

                            CLICKACTION INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               (CONT'D)

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

Summary operating results of discontinued operations were as follows:

                                 Three Months Ended   Six Months Ended
                                -------------------- ------------------
                                 June 30,  June 30,   June 30, June 30,
                                   2002      2001       2002     2001
                                --------- ---------- --------- --------
Desktop applications revenues   $   ----  $  (3,490) $   ----  $  (576)
Cost of revenues                    ----      2,570      ----    4,732
                                --------- ---------- --------- --------
  Gross loss                        ----     (6,060)     ----   (5,308)
Operating expenses                  ----      4,873      ----    7,826
                                --------- ---------- --------- --------
  Loss from discontinued
   operations                   $   ----  $ (10,933) $   ----  $(13,134)
                                ========= ========== ========= ========

Settlement of Claims

We entered into a Release Agreement, effective as of March 29, 2002, with The Tail Wind Fund Ltd. ("Tail Wind"), the holder of all of our issued and outstanding Series A Preferred Stock, related to certain disputes that have arisen between us and Tail Wind. Under this agreement, each party released all claims against the other party. In consideration of this release, we issued Tail Wind 250,000 shares of our common stock and agreed to use our commercially reasonable best efforts to register these shares within 90 days after the date of the execution of the release agreement. The fair value of these shares was $310,000, of which $240,000 was charged to the statement of operations for the three months ended March 31, 2002 and $70,000 was charged to the statement of operations for the three months ended September 30, 2001.

Per Share Computation

Basic net loss per share is computed using the weighted average shares of common stock outstanding during each period presented. Diluted net loss per share is computed using the weighted average shares of common stock and potential dilutive shares of common stock from options and warrants using the treasury stock method. A total of 2,929,193 and 3,957,921 outstanding stock warrants and stock options with a weighted average exercise price of $0.79 and $2.78 for the three months ended June 30, 2002 and 2001, respectively and a total of 2,814,375 and 3,365,322 outstanding stock warrants and stock options with a weighted average exercise price of $0.90 and $4.35 for the six months ended June 30, 2002 and 2001, respectively, were not included in the computation of diluted net loss per share because their effect would have been antidilutive.

                            CLICKACTION INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (CONT'D)

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standard Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We do not believe the adoption of SFAS No. 143 will have a material effect on the results of our operations.

In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. This statement also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practices. SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The new statement will be effective for exit or disposal activities initiated after December 31, 2002, the adoption of which may affect the timing of expense recognition should the Company incur restructuring costs in the future.

Segment and Geographic Information

Our chief operating decision maker is considered to be our Chief
Executive Officer (CEO). The CEO reviews financial information on a consolidated basis for purpose of making operating decisions and assessing financial performance.

We have not separately reported segment information on a geographic basis, as international sales represent less than 1% of net revenue for the three months and six months ended June 30, 2002 and 2001. Capital expenditures for long-lived assets are not reported to management by segment.

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

                            CLICKACTION INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (CONT'D)

Subject to certain conditions, any outstanding shares of Series A Preferred Stock will automatically convert into shares of our common stock on January 2, 2003 at a conversion price equal to the lesser of $4.09 or the reset price, which is the average closing bid prices of our common stock during the fourth quarter of 2002. The number of shares of our common stock issuable in connection with an automatic conversion of the Series A Preferred Stock is subject to two limitations related to the holder's percentage ownership of our outstanding shares of common stock after such automatic conversion. The first limitation is that the number of shares of our common stock issuable to a holder of Series A Preferred Stock in connection with an automatic conversion cannot, together with any other shares of our common stock beneficially owned by such holder prior to such conversion, exceed 9.99% of the total number of outstanding shares of our common stock immediately after such automatic conversion. Our obligation to issue any shares of common stock in excess of this 9.99% cap is suspended until such time as the issuance of such shares would not exceed the 9.99% cap. The second limitation is that the number of shares of our common stock issuable to a holder of Series A Preferred Stock in connection with an automatic conversion cannot, together with any other shares of our common stock beneficially owned by such holder prior to such conversion, exceed
19.9% of the total number of outstanding shares of our common stock as of March 30, 2001. In lieu of issuing any shares in excess of this 19.9% cap, we are required to pay on conversion to such holder an amount equal to the number of shares in excess of the 19.9% cap multiplied by 107.5% of the closing bid price per share of our common stock on the day before the automatic conversion of the Series A Preferred Stock. Based on the bid price of the Company's stock on July 30, 2002, this cash payment would be $2,512,469 and this payment is due in twelve equal monthly installments.

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

We may be required to repurchase our Series A preferred stock if we do not regain compliance with the Nasdaq SmallCap Market's listing requirements by November 19, 2002. If required, the amount of this repurchase obligation would be $3.6 million.

In the event of any liquidation or dissolution of the Company, the holders of the Series A Preferred Stock will be entitled to receive, out of the assets of our company available for distribution to stockholders, prior and in preference to the holders of our common stock, a liquidation preference equal to $1,000 per share plus all accrued and unpaid dividends. As of June 30, 2002, the liquidation preference was $3,060,333.

Restructuring Accrual

We established an accrual for the restructuring costs in the quarter ended September 30, 2001. The accrual was established for severance costs in connection with the reduction in staffing levels and the closure of our offices in San Francisco, CA, Los Angeles, CA and New York, NY. The following shows the changes in the accrual account:

                       Balance as of                    Balance as of
                     December 31, 2001     Payments     June 30, 2002
                     -----------------   ------------  ---------------
Closure of offices    $      619,339     $  (438,416)   $    180,923
                     =================   ============  ===============

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

Critical Accounting Policies and Estimates

The information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. You should read the following discussion along with our condensed consolidated financial statements and the related notes included in this Form 10-Q. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the relevant reporting period. We base our estimates and judgments, in part, on historical experience and on various other factors that we believe to be reasonable under the circumstances at the time we prepare our financial statements, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include the factors discussed below under "Factors Which May Impact Future Operating Results."

Our critical accounting policies are as follows:

  * Revenue recognition;
                                Page 12

  * Valuation of accounts receivable;
  * Restructuring accrual;
  * Valuation of long-lived assets; and
  * Accounting for income taxes.

Revenue recognition. We derive our revenues primarily from the following sources:

  * EMA Revenue, which consists of:
    * Email usage services, including setup fees,
    * Data and list management services, and
    * Consulting services,
  * Software licenses, and
  * Name acquisition services.

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

Software Licenses Revenue

We allocate revenue on software arrangements involving multiple elements to each element based on the relative fair values of the elements as required by Statement of Position (SOP) 97-2, Software Revenue Recognition. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence (VSOE). We limit our assessment of VSOE for each element to the price charged when the same element is sold separately. We have analyzed elements included in our multiple-element arrangements and determined that we have sufficient VSOE to allocate revenue to maintenance and basic support services and consultative services components of our perpetual license arrangements. For arrangements where VSOE has been established for all undelivered elements, assuming all other revenue recognition criteria are met, revenue from perpetual licenses is recognized upon delivery using the residual method in accordance with SOP 98-9, and revenue from maintenance and support services is recognized ratably over its respective term. For arrangements where VSOE has not been established for all undelivered elements, revenue is recognized from the date of delivery ratably over the remaining term of the agreement.

Name Acquisition Services Revenue

We recognize revenue for name acquisition services on a per name basis when the names are delivered to the client. We have sold name acquisition services on a stand alone basis and thus have established evidence of fair value. The client may also have the rights to receive credit for names acquired which become invalid over a specified period of time. In these circumstances, we accrue a reserve based on actual credits issued in the month following acquisition.

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

Collection is reasonably assured or, for software licenses, collection is probable. Collectibility is assessed on a client-by-client basis at the time the arrangement is entered into. We typically sell to clients for which there is a history of successful collection. New clients are subject to a credit review process, through which we evaluate the clients' financial condition and their ability to pay.
If we determine that collectibility is not reasonably assured or, for software licenses, collectibility is not probable based upon the credit review, revenue will be recognized on a cash-collected basis. Our initial judgement that collectibility is probable for any given client may change subsequent to the date the transaction is entered into due to deterioration in the client's ability to pay. In such situations, we would recognize bad debt expense to the extent that all or a portion of the outstanding fees may not be collected.

Valuation of accounts receivable. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our clients to make required payments. The amount of allowance is based upon the age of the account receivable as follows:

                     0 - 30 Days  31 - 60 Days 61 - 90 Days 91 and Above
                     -----------  ------------ ------------ ------------
Allowance for
doubtful accounts
percentage               0%            2%           20%          50%

These percentages are based upon our historical experience. In addition, an allowance is made on a specific account basis if we determine that there is doubt regarding a specific client's ability to pay. If our clients encounter difficulties in meeting their payment obligations to us that differs from our historical loss experience, additional bad debt expense will need to be recognized above our estimates. Additionally, if the financial condition of specific clients deteriorates resulting in an impairment of their ability to make payments, we may make additional allowances thus increasing the bad debt expense.

Restructuring accrual. We established an accrual for the restructuring costs in the quarter ended September 30, 2001. The accrual was established for severance costs in connection with the reduction in staffing levels and the closure of our offices in San Francisco, CA, Los Angeles, CA and New York, NY. The accrual was made under the assumption that we would not be able to sublease the office space in San Francisco and New York and that we would be able to terminate the office lease in Los Angeles for an estimated amount. The severance was paid out in 2001 and the office lease in Los Angeles was terminated February 8, 2002 for the estimated amount. The following shows the changes in the accrual account:

                       Balance as of                    Balance as of
                     December 31, 2001    Payments      June 30, 2002
                     -----------------   ----------    ---------------
Closure of offices    $     619,339      $(438,416)     $   180,923
                     =================   ==========    ===============

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

Results of Continuing Operations

Three Months Ended June 30, 2002 and 2001
-----------------------------------------

Net revenues for the three months ended June 30, 2002 decreased $2.7 million, or 53%, to $2.4 million, compared with net revenues of $5.1 million for the corresponding period in 2001. The decrease was primarily due to significantly lower software license revenue in the three months ended June 30, 2002. In the three months ended June 30, 2001, we recoginzed $2 million in software license revenue. In addition, in the three months ended June 30, 2002, we continued to experience pricing pressure in the email marketing industry and reductions in email marketing expenditures by our existing and prospective clients caused primarily by an overall weak economy and intense competition for new business opportunities. Until the economy improves and companies begin to increase their marketing budgets, we expect these trends to continue and also expect that our competitors in the email marketing industry will continue to use lower prices as a means to generate revenue and improve their market share, which could adversely affect our financial results and may require us to revise our financial projections.

Gross profit for the three months ended June 30, 2002 decreased $3.0 million, or 61%, to $1.9 million, compared with gross profit of $4.9 million for the corresponding period in 2001. The decrease in gross profit was primarily due to the decrease in software license revenue.
In addition, the margin for our name acquisition services revenue during the June 30, 2002 quarter was significantly lower than our EMA revenue as we increased our purchase of name profiles from third party vendors. Gross profit as a percentage of net revenues for the three months ended June 30, 2002 was 80% compared to 97% for the corresponding period in 2001. Our gross profit varies from period to period due primarily to costs paid to third parties in association with our name acquisition activities.

Total operating expenses for the three months ended June 30, 2002 decreased $2.8 million, or 51%, to $2.7 million, compared with total operating expenses of $5.5 million for the corresponding period in 2001. The decrease in total operating expenses was due to decreased product development and marketing and selling expenses related to our EMA products and services, and general and administrative expenses to support our infrastructure needs.

Product development expenses for the three months ended June 30, 2002 decreased $647,000, or 36%, to $1.2 million, compared with product development expenses of $1.8 million for the corresponding period in 2001. As a percentage of net revenues, product development expenses were 49% for the three months ended June 30, 2002, compared to 35% for the corresponding period in 2001. The decrease in product development expenses was primarily due to reduction in headcount and consultant costs. We expect the product development expenses to decrease as a percentage of net revenues during the remainder of 2002 as we continue to find ways to reduce costs and improve efficiency in product development and network operations.

Sales and marketing expenses for the three months ended June 30, 2002 decreased $1.3 million, or 62%, to $788,000, compared with sales and marketing expenses of $2.1 million for the corresponding period in 2001. As a percentage of net revenues, sales and marketing expenses were 33% for the three months ended June 30, 2002, compared to 40% for the corresponding period in 2001. The decrease in sales and marketing expenses was primarily due to a more focused marketing program that reduced the need for certain promotions that occurred in the quarter ended June 30, 2001. In addition, the headcount in sales and marketing was smaller in the quarter ended June 30, 2002 compared to the corresponding quarter in 2001. We expect our sales and marketing expenses to remain flat or slightly lower as a percentage of net revenues during the remainder of 2002 as we continue to find ways to more effectively gain exposure and recognition among current and potential clients with our existing marketing initiatives and to refine our sales strategy that focuses our sales force on our target market.

General and administrative expenses for the three months ended June 30, 2002 decreased $801,000, or 53%, to $719,000, compared with general and administrative expenses of $1.5 million for the corresponding period in 2001. This decrease was primarily a result of a decreased headcount and expenses related to rent, professional services and bad debt expense in the quarter ended June 30, 2002. As a percentage of net revenues, general and administrative expenses were 31% for the three months ended June 30, 2002 compared to 30% for the corresponding period in 2001. We expect our general and administrative expenses to decrease slightly as a percentage of net revenues for the remainder of 2002 as we continue to improve cost efficiencies in general and administrative areas.

Net interest income for the three months ended June 30, 2002 decreased $38,000, or 119%, to $6,000 in net interest expense, compared with net interest income of $32,000 for the corresponding period in 2001. The decrease was primarily due to lower average cash balances and the interest expense associated with our capital lease obligations.

We recorded $7,000 in income tax expense for the three months ended June 30, 2002 for minimum state income taxes. We expect income tax expense to remain flat for the remainder of 2002 as we are able to utilize our net operating loss carryforward.

We recorded $60,000 in preferred stock dividends for the three months ended June 30, 2002 in association with the preferred stock we issued in March 2001. This dividend is payable semi-annually on June 30 and December 31 of each year until the conversion of the preferred stock into common stock.

As a result of the foregoing factors, we incurred a net loss applicable to common stockholders for the three months ended June 30, 2002 of $857,000, compared to a net loss applicable to common stockholders of $8.1 million for the corresponding period in 2001.

Six Months Ended June 30, 2002 and 2001

Net revenues for the six months ended June 30, 2002 decreased $5.9 million, or 57%, to $4.5 million, compared with net revenues of $10.4 million for the corresponding period in 2001. The decrease was primarily due to significantly lower software license revenue and decreased sales of our EMA products and services. In the six months ended June 30, 2002, we experienced pricing pressure in the email marketing industry and reductions in email marketing expenditures by our existing and prospective clients caused primarily by an overall weak economy and intense competition for new business opportunities. Until the economy improves and companies begin to increase their marketing budgets, we expect these trends to continue and also expect that our competitors in the email marketing industry will continue to use lower prices as a means to generate revenue and improve their market share, which could adversely affect our financial results and may require us to revise our financial projections.

Gross profit for the six months ended June 30, 2002 decreased $6.1 million, or 61%, to $3.9 million, compared with gross profit of $10.0 million for the corresponding period in 2001. The decrease in gross profit was primarily due to the decrease in software license revenue and in sales related to our EMA products and services. In addition, the margin for our name acquisition services revenue for the six months ended June 30, 2002 was significantly lower than our EMA revenue as we increased purchase of name profiles from third party vendors. Gross profit as a percentage of net revenues for the six months ended June 30, 2002 was 87% compared to 96% for the corresponding period in 2001. Our gross profit varies from period to period due primarily to costs paid to third parties in association with our name acquisition activities.

Total operating expenses for the six months ended June 30, 2002 decreased $5.2 million, or 48%, to $5.7 million, compared with total operating expenses of $10.9 million for the corresponding period in 2001. The decrease in total operating expenses was primarily due to decreased product development and marketing and selling expenses related to our EMA products and services, and general and administrative expenses to support our infrastructure needs.

Product development expenses for the six months ended June 30, 2002 decreased $1.2 million, or 33%, to $2.4 million, compared with product development expenses of $3.6 million for the corresponding period in 2001. As a percentage of net revenues, product development expenses were 53% for the six months ended June 30, 2002, compared to 34% for the corresponding period in 2001. The decrease in product development expenses was primarily due to reduction in headcount and consultant costs. We expect the product development expenses to decrease as a percentage of net revenues during the remainder of 2002 as we continue to find ways to reduce costs and improve efficiency in product development and network operations.

Sales and marketing expenses for the six months ended June 30, 2002 decreased $2.9 million, or 63%, to $1.7 million, compared with sales and marketing expenses of $4.6 million for the corresponding period in 2001. As a percentage of net revenues, sales and marketing expenses were 38% for the six months ended June 30, 2002, compared to 44% for the corresponding period in 2001. The decrease in sales and marketing expenses was primarily due to a more focused marketing program that reduced the need for certain promotions that occurred in the six months ended June 30, 2001. In addition, the headcount in sales and marketing was smaller in the six months ended June 30, 2002 compared to the corresponding period in 2001. We expect our sales and marketing expenses to remain flat or slightly lower as a percentage of net revenues during the remainder of 2002 as we continue to find ways to more effectively gain exposure and recognition among current and potential clients with our existing marketing initiatives and to refine our sales strategy that focuses our sales force on our target market.

General and administrative expenses for the six months ended June 30, 2002 decreased $1.3 million, or 48%, to $1.4 million, compared with general and administrative expenses of $2.7 million for the corresponding period in 2001. This decrease was primarily the result of a decreased headcount and expenses related to rent, professional services and bad debt expense in the six months ended June 30, 2002. As a percentage of net revenues, general and administrative expenses were 31% for the six months ended June 30, 2002 compared to 26% for the corresponding period in 2001. We expect our general and administrative expenses to decrease slightly as a percentage of net revenues for the remainder of 2002 as we continue to improve cost efficiencies in general and administrative areas.

In the six months ended June 30, 2001, we recorded $94,000 in merger and acquisition related expenses which were primarily legal and accounting fees.

Settlement of claims expenses were $240,000 for the six months ended June 30, 2002. We entered into a Release Agreement, effective as of March 29, 2002, with The Tail Wind Fund Ltd., the holder of all of our issued and outstanding Series A Preferred Stock, related to certain disputes that have arisen between us and Tail Wind. Under this agreement, each party released all claims against the other party. In consideration of this release, we issued Tail Wind 250,000 shares of our common stock with a total value of $310,000. Because one of the claims released was the liquidated damages previously recognized in the quarter ended September 30, 2001 in the amount of $70,000, the settlement of claims expense was $240,000 for the quarter ended March 31, 2002.

Net interest income for the six months ended June 30, 2002 decreased $67,000, or 112%, to $7,000 in net interest expense, compared with net interest income of $60,000 for the corresponding period in 2001. The decrease was primarily due to lower average cash balances and interest expense associated with our capital lease obligations.

We recorded $18,000 in income tax expense for the six months ended June 30, 2002 for minimum state income taxes.

We recorded $60,000 in preferred stock dividends for the six months ended June 30, 2002 in association with the preferred stock we issued in March 2001. This dividend is payable semi-annually on June 30 and December 31 of each year until the conversion of the preferred stock into common stock.

As a result of the foregoing factors, we incurred a net loss applicable to common stockholders for the six months ended June 30, 2002 of $1.9 million, compared to a net loss applicable to common stockholders of $10.7 million for the corresponding period in 2001.

Liquidity and Capital Resources

We have financed our operations primarily through funds from operations, equity financings and, to a lesser extent, equipment lease financing.

As of June 30, 2002, our principal source of liquidity consisted of $1.6 million in cash and cash equivalents, of which $678,000 was restricted in a money market account used as collateral for a standby letter of credit issued in connection with a sale and leaseback transaction with a third party vendor. This letter of credit expires on December 31, 2002, at which time these funds would become unrestricted.

Our operating activities used $634,000 of cash during the six months ended June 30, 2002, primarily as a result of our net loss during this period, lease termination payments made to the landlord of our Los Angeles, California office and costs related to restructuring activities. Our operating activities used $7.4 million of cash during the six months ended June 30, 2001, most of which was attributable to operating activities for our Elibrium division that we sold in June 2001.

Our investing activities provided $167,000 of cash during the six months ended June 30, 2002 which consisted of a payment from Elibrium, Inc. related to the sale of our former Elibrium division offset by equipment purchases. Our investing activities provided $604,000 for the six months ended June 30, 2001 which primarily consisted of payments from Elibrium, Inc. related to the sale of our former Elibrium division and proceeds from the sale of property and equipment in connection with a sale and leaseback transaction we entered into with a third party vendor in June 2001. These were partially offset by equipment purchases and the write-off of capitalized software production costs related to discontinued enterprise software.

Our financing activities used $77,000 in cash during the six months ended June 30, 2002 which primarily consisted of repayment of capital lease obligations. Our financing activities provided $3.6 million in cash during the six months ended June 30, 2001 which consisted of net proceeds of $3.3 million from sale of 3,500 shares of preferred stock and proceeds from exercise of stock options.

The following tables list our contractual obligations and commercial commitments:

                                    Payments Due by Period
                        -----------------------------------------------
Contractual Obligations           Less Than   1 - 3    4 - 5    After
   (in thousands)         Total    1 Year     Years    Years   5 Years
----------------------- -------- ----------- -------- ------- ---------
Long-Term Lease         $   654  $     335   $   319  $ ----  $   ----
Capital Lease
 Obligations            $   186  $     144   $    42  $ ----  $   ----
Other Long-Term
 Obligations            $   408  $     371   $    37  $ ----  $   ----
                        -------- ----------- -------- ------- ---------
Total Contractual Cash
 Obligations            $ 1,248  $     850   $   398  $ ----  $   ----
                        ======== =========== ======== ======= =========

                          Amount of Commitment Expiration Per Period
                        -----------------------------------------------
Other Commercial          Total
  Commitments            Amounts   Less Than   1 - 3    4 - 5    After
 (in thousands)         Committed   1 Year     Years    Years   5 Years
----------------------- --------- ----------- -------- ------- ---------
Standby Letters of
 Credit                 $    678  $     678   $  ----  $ ----  $   ----
                        --------- ----------- -------- ------- ---------
Total Commercial
 Commitments            $    678  $     678   $  ----  $ ----  $   ----
                        ========= =========== ======== ======= =========

We continuously monitor our operations and the use of our cash. We have compiled cash projections for the year ending December 31, 2002 using various estimates of revenue, operating expenses and other non-operating cash expenditures. These cash projections indicate sufficient cash resources will be available to fund our operations through December 31, 2002. However, the estimates of revenue, operating expenses and other non-operating cash expenditures used to develop our cash projections are based on estimates and judgments and our actual cash needs could differ significantly from the projections if:

  * demand for our services or our cash flow from operations varies from projections;

  * we are unable to execute in accordance with our operating plan; or

  * the level of our operating expenses necessary to fund our operations varies from projections.

In addition, our cash projections do not reflect certain events, which if they occur, may substantially impact our liquidity or our ability to continue operations. For example, if all or substantially all of our outstanding accounts receivable as of June 30, 2002 are not paid, we believe that our existing cash and cash equivalents and cash that may be generated from operations may not be sufficient to fund our operations at currently anticipated levels beyond the third quarter of 2002.

Likewise, our cash projections do not reflect any repurchase of our Series A preferred stock which may be required if we do not regain compliance with the Nasdaq SmallCap Market's listing requirements by November 19, 2002. If required, the amount of this repurchase obligation would be $3.6 million. Nor do these projections provide for the substantial cash payment we may be required to make to the holders of our Series A preferred stock upon its conversion on January 2, 2003 if the average closing bid price of our common stock during the fourth quarter of 2002 is less than $4.09 per share. For more information regarding these potential payments related to our Series A preferred stock, see "Factors Which May Impact Future Operating Results," below. We do not believe that we will have sufficient cash reserves to make either of these payments.

If current cash, cash equivalents and cash that may be generated from operations are insufficient to satisfy our liquidity requirements, we will likely seek to sell additional equity or debt instruments. However, because of the low trading price of our common stock, we believe it is unlikely that we would be able to raise significant amounts of additional capital through the issuance of equity or debt securities. If this additional financing becomes necessary and is not available or we are not able to raise additional funds through the sale of assets, we may need to merge with another company, sell our business or discontinue operations.

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

As of June 30, 2002, our net accounts receivable totaled $2.0 million.
If we do not receive payment for all or substantially all of our outstanding accounts receivables, we believe that our existing cash and cash equivalents and cash that may be generated from operations may not be sufficient to fund our operations at currently anticipated levels beyond the third quarter of 2002. In such event, additional capital from equity or credit financings may be necessary in order to fund our operations at currently anticipated levels beyond the third quarter of 2002. There can be no assurance that we will be able to raise additional capital on terms acceptable to us, or at all. In particular, unless the market price of our common stock increases dramatically, it is unlikely that we will be able to raise funds through a public offering of our common stock. If adequate funds are not available or are not available on acceptable terms, we would have to scale back our operations, which could significantly impair our ability to develop or enhance products or services and respond to competitive pressures, or we may be forced to cease our operations entirely. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage of ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders.

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

As of June 30, 2002, we had an accumulated deficit of $30.2 million.
We recorded a net loss of $797,000 from continuing operations for the three months ended June 30, 2002. There can be no assurance that we can achieve profitability in the near future. We have historically relied to a significant extent on the revenues and cash flow generated from the sale of desktop software products by our Elibrium division to fund the development and expansion of our email marketing strategy. As a result of the sale of our Elibrium division on June 15, 2001, our ability to achieve profitability in the future will depend primarily upon our ability to continue development of new email marketing products and services, enhance our infrastructure and expand our customer base and brand awareness. To achieve these goals, we may need to increase spending on product development, sales and marketing and technology. To the extent that our email marketing revenues do not significantly increase as a result of this increased spending, we may not achieve profitability. Even if we do achieve profitability, there is no guarantee that we will be able to sustain or increase our profitability on a quarterly or annual basis in the future.

ClickAction common stock may be delisted, and if it is delisted the market liquidity of our common stock would be adversely affected and the market price of our common stock could significantly decrease.

On May 16, 2002, we received a notice from Nasdaq stating that we had failed to satisfy the $4 million minimum net tangible assets continued listing requirement for the Nasdaq National Market. Our net tangible assets as of March 31, 2002 were approximately $3.3 million. On May 22, 2002, we applied to have our common stock listed on the Nasdaq SmallCap
Market.   We currently meet all continued listing requirements for the
Nasdaq SmallCap Market with the exception of maintaining a minimum bid price of $1.00. On June 3, 2002, we were notified by Nasdaq that our application for listing on the Nasdaq SmallCap Market had been approved. As a result, we will have until November 19, 2002 to regain compliance with the minimum bid price requirement or our common stock may be delisted from the Nasdaq SmallCap Market. Even if we regain compliance with the minimum bid price requirement, Nasdaq has other requirements that a company must also meet in order to remain listed on the Nasdaq SmallCap Market. If at any time before November 19, 2002, the closing bid price of our common stock is at least $1.00 for 10 consecutive trading days, Nasdaq will determine if we then comply with Nasdaq's continued listing requirements for the Nasdaq SmallCap Market. If we are unable to demonstrate compliance with the continued listing requirements on or before November 19, 2002, Nasdaq will provide us with written notification that our common stock will be delisted. At that time, we may appeal the Nasdaq staff's decision to a Nasdaq
Listing Qualifications Panel.

If we fail to regain compliance with the standards necessary to be quoted on the Nasdaq SmallCap Market, and our common stock is delisted, trading in our common stock would be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." Such alternatives are generally considered to be less efficient markets, an investor would find it more difficult to dispose of, or to obtain accurate quotations as to, the market price of our common stock. If such were to occur, our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

If our common stock is delisted from trading, the market price of our common stock may decline further, possibly to zero, and it may have a material adverse effect on the ability of our stockholders to sell their shares. The delisting of our common stock would also make it more difficult for us to raise additional financing.

We would be required to issue a substantial number of additional shares upon conversion of our Series A Preferred Stock and, under certain circumstances, make substantial cash payments to holders of our Series A Preferred Stock if the average closing bid price of our common stock during the fourth quarter of 2002 does not exceed $4.09 per share.

On March 30, 2001, we issued 3,500 shares of our Series A 4% Cumulative Convertible Preferred Stock for an aggregate purchase price of $3.5 million. Subject to certain conditions, any outstanding shares of Series A Preferred Stock on January 2, 2003 will automatically convert into shares of our common stock at a conversion price equal to the lesser of $4.09 or the reset price, which is the average closing bid price of our common stock during the fourth quarter of 2002. The closing bid price of our common stock on July 30, 2002 was $0.33. If the average closing bid price of our common stock during the fourth quarter of 2002 does not exceed $4.09 per share, we would be required to issue a substantial number of additional shares of our common stock upon the automatic conversion of any outstanding shares of Series A Preferred Stock. We will not receive any consideration for the issuance of these additional shares of our common stock. In addition, the issuance of these additional shares of our common stock would result in substantial dilution to our common stockholders.

The number of shares of our common stock issuable in connection with an automatic conversion of the Series A Preferred Stock is subject to two limitations related to the holder's percentage ownership of our outstanding shares of common stock after such automatic conversion.
The first limitation is that the number of shares of our common stock issuable to a holder of Series A Preferred Stock in connection with an automatic conversion cannot, together with any other shares of our common stock beneficially owned by such holder prior to such conversion, exceed 9.99% of the total number of outstanding shares of our common stock immediately after such automatic conversion. Our obligation to issue any shares of common stock in excess of this 9.99% cap is suspended until such time as the issuance of such shares would not exceed the 9.99% cap. The second limitation is that the number of shares of our common stock issuable to a holder of Series A Preferred Stock in connection with an automatic conversion cannot, together with any other shares of our common stock beneficially owned by such holder prior to such conversion, exceed 19.9% of the total number of outstanding shares of our common stock as of March 30, 2001. In lieu of issuing any shares in excess of this 19.9% cap, we are required to pay on conversion to such holder an amount equal to the number of shares in excess of the 19.9% cap multiplied by 107.5% of the closing bid price per share of our common stock on the day before the automatic conversion of the Series A Preferred Stock. This payment is due in twelve equal monthly installments.

The following table illustrates the number of shares of our common stock immediately issuable upon an automatic conversion of the Series A Preferred Stock assuming that the average closing bid price of our common stock during the fourth quarter of 2002 has remained at $0.33 per share, the closing bid price on July 30, 2002, or if it has decreased by 25%, 50% or 75% from $0.33 per share. This table also illustrates the number of shares of our common stock that cannot be issued in connection with an automatic conversion of the Series A Preferred Stock until such time as the issuance of such shares would not cause the holder of such shares to be in violation of the 9.99% ownership cap described above. Finally, this table illustrates the aggregate cash payment we would be required to pay in connection with an automatic conversion of the Series A Preferred Stock for shares of common stock in excess of the 19.9% ownership cap described above. The calculations in the following table assume that:

  * all shares of Series A Preferred Stock are still held by a single stockholder,

  * there has been no change in the number of outstanding shares of our common stock , and

  * there are 3,000 shares of Series A Preferred Stock outstanding immediately prior to the automatic conversion of such shares into common stock.

  Assumed        Number of                         Cash Payment
  Average        Shares of                         Required in
Closing Bid    Common Stock       Number of          Lieu of
Price during   Immediately        Shares of        Issuance of
  the 4th        Issuable       Common Stock        Shares in
 Quarter of        Upon         In Excess of        Excess of
    2002        Conversion        9.99% Cap         19.9% Cap
------------   ------------     ------------       ------------
   $0.33         930,795          1,077,748       $   2,512,469
    0.25         930,795          1,077,748       $   2,690,602
    0.17         930,795          1,077,748       $   2,868,735
    0.08         930,795          1,077,748       $   3,046,867

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

We depend on the continued services of our key technical, sales and senior management personnel, particularly our President and Chief Executive Officer, George Grant, and our Senior Vice President of Technology, Kentyn Reynolds. Any officer or employee can terminate his or her relationship with us at any time, and we do not maintain key man insurance policies for either Mr. Grant or Mr. Reynolds. The future growth of our business will depend on our ability to attract, retain and motivate qualified, highly-skilled employees, particularly persons with marketing, Internet and information technology experience. There is competition for these employees with technical, management, marketing, sales, product development and other specialized skills in our industry. We may not be able to retain our key employees or attract, assimilate or retain other highly qualified employees in the future. We have from time to time in the past experienced, and expect to continue to experience in the future, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.

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

Our annual meeting of stockholders was held on May 21, 2002.

The matters voted upon at the meeting and the voting of stockholders with respect thereto are as follows:

  (1) The election of David P. Mans, Gregory W. Slayton, George K. Grant, Howard M. Love, Jr., Edwin R. Niehaus, III, Barton S. Foster, and Emerick M. Woods as directors to hold office until the 2002 annual meeting of stockholders:

        Directors                    For                Withheld
      ---------------------  --------------------  -------------------
      David P. Mans              11,107,159	         36,163
      Gregory W. Slayton         11,103,939	         39,383
      George K. Grant            11,025,307             118,015
      Howard M. Love, Jr.        11,108,139              35,183
      Edwin R. Niehaus, III      11,103,639              39,683
      Barton S. Foster           11,097,659              45,663
      Emerick M. Woods           11,106,559              36,763

  (2) Ratification of the selection of KPMG LLP as independent auditors of the Company for its fiscal year ending December 31, 2002:

       For: 11,104,481       Against: 24,418        Abstain: 14,423

Item 6. Exhibits and Reports on Form 8-K

       (a) Exhibits

Exhibit                                     Incorporated by Reference
Numbe          Exhibit Description          Form      Date      Number
-------- --------------------------------  ------- ----------- --------
2.1      Agreement and Plan of Merger and    8-K     8/19/99     2.1
         Reorganization, dated as of July
         2, 1999, among MySoftware Company,
         MyMarket Acquisition Corp.,
         MarketHome, and the shareholders
         of MarketHome

2.2      Asset Purchase Agreement effective  8-K     6/15/01     2.1
         as of June 12, 2001 between
         ClickAction Inc. and Elibrium, Inc.

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

3.4      Certificate of Designation of       S-3     6/15/98     3.4
         Series A Junior Participating
         Preferred Stock (included as
         Exhibit A to Exhibit 4.2)

3.5      Certificate of Amendment of        10-K    12/31/01     N/A
         Certificate of Incorporation,
         as filed on May 23, 2000

3.6      Certificate of Designations of      8-K     3/30/01     4.4
         the Powers, Preferences and
         Relative, Participating, Optional
         and Other Special Rights of
         Preferred Stock and Qualifications,
         Limitations and Restrictions
         Thereof of Series A 4% Cumulative
         Convertible Preferred Stock for
         ClickAction Inc., as filed with
         the Delaware Secretary of State on
         March 30, 2001

4.1      Specimen Common Stock Certificate   8-K     9/21/99     4.1

4.2      Rights Agreement dated as of June   S-3     6/15/98     4.2
         10, 1998

4.3      Purchase Agreement dated as of      8-K     3/30/01     4.1
         March 30, 2001 between ClickAction
         Inc. and The Tail Wind Fund, Ltd.

4.4      Registration Rights Agreement,      8-K     3/30/01     4.2
         dated as of March 30, 2001, between
         ClickAction Inc. and The Tail Wind
         Fund, Ltd.

Exhibit                                     Incorporated by Reference
Numbe          Exhibit Description          Form      Date      Number
-------- --------------------------------  ------- ----------- --------
4.5      Warrant, dated as of March 30,      8-K     3/30/01     4.3
         2001, issued by ClickAction Inc.
         to the Tail Wind Fund, Ltd.

10.1     Form of Indemnity Agreement for     S-1     6/15/98    10.1
         officers and directors

10.2     Form of Indemnity Agreement for     S-1     6/20/95    10.2
         officers and directors

10.3     Amended and Restated 1995 Equity    S-1     4/11/01    99.1
         Incentive Plan

10.4     1995 Non-Employee Directors'        S-1     6/20/95    10.6
         Stock Option Plan

10.5     Lease Agreement by and between      S-1     6/20/95    10.8
         ClickAction and 2197 E. Bayshore
         Road Partnership dated February
         25, 1993, as amended (the "Palo
         Alto Lease")

10.6     First Amendment to Palo Alto       10-K    12/31/95    10.16
         Lease dated June 30, 1995

10.7     Second Amendment to Palo Alto      10-K    12/31/01     N/A
         Lease

10.8     Third Amendment to Palo Alto       10-KSB  12/31/96     N/A
         Lease, effective January 27, 1997

10.9     Fourth Amendment to Palo Alto      10-K    12/31/01     N/A
         Lease, effective December 7, 1999

10.10    Fifth Amendment to Palo Alto       10-K    12/31/01     N/A
         Lease, effective May 17, 2000

10.11    Sixth Amendment to Palo Alto       10-K    12/31/01     N/A
         Lease, effective November 26, 2001

10.12    Seventh Amendment to Palo Alto     10-K    12/31/01     N/A
         Lease, effective December 12, 2001

10.13    Amended and Restated 1998 Non-      S-8     4/11/01     99.2
         Officer Stock Option Plan

10.14    1999 Employee Stock Purchase Plan Def 14A   4/17/00     N/A

10.15    2001 Equity Incentive Plan        Def 14A   4/17/01     N/A

10.16    MarketHome Equity Incentive Plan    S-8     8/16/99     99.4

Exhibit                                     Incorporated by Reference
Numbe          Exhibit Description          Form      Date      Number
-------- --------------------------------  ------- ----------- --------
10.17    Master Lease Agreement and Letter  10-K    12/31/01     N/A
         of Credit Agreement each dated
         June 21, 2001 by and between
         ClickAction Inc. and Sun
         Microsystems Finance

10.18    Definitive Settlement Agreement    10-K    12/31/01     N/A
         dated December 20, 2001 by and
         between ClickAction and Elibrium,
         Inc.

10.19    Private Label License Agreement     8-K     6/15/01     2.2
         effective June 15, 2001 between
         ClickAction Inc. and Elibrium,
         Inc.

10.20    Amended and Restated Severance     10-K    12/31/01     N/A
         Agreement and Release between
         ClickAction Inc. and Gregory
         Slayton

21.0     Subsidiaries of ClickAction Inc.   10-K    12/31/01     N/A

23.1     Consent of KPMG LLP                10-K    12/31/01     N/A

99.1     Certificate of the Chief            N/A      N/A        N/A
         Executive Officer of ClickAction
         Inc. as required by Section 906
         of the Sarbanes-Oxley Act of 2002*

99.2     Certificate of the Chief Financial  N/A      N/A        N/A
         Officer of ClickAction Inc. as
         required by Section 906 of the
         Sarbanes-Oxley Act of 2002*

* Filed herewith

  (b) Report on Form 8K

      A current report on Form 8-K under Item 5 with respect to the press release announcing plans to apply for stock listing on Nasdaq SmallCap Market issued on May 22, 2002 was filed on May 28, 2002.

                                                         Exhibit 99.1


                CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                   PURSUANT TO 18 U.S.C. SECTION 1350




     In connection with the accompanying Quarterly Report of ClickAction Inc. on Form 10-Q for the three months ended June 30, 2002, I, George Grant, Chief Executive Officer of ClickAction Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     1. such Quarterly Report on Form 10-Q for the three months ended June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in such Quarterly Report on Form 10-Q for the three months ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of ClickAction Inc.








August 13, 2002                   /S/ George Grant
                                  --------------------------------------
                                  George Grant
                                  President and Chief Executive Officer

                                                            Exhibit 99.2


                CERTIFICATION OF CHIEF FINANCIAL OFFICER
                   PURSUANT TO 18 U.S.C. SECTION 1350




     In connection with the accompanying Quarterly Report of ClickAction Inc. on Form 10-Q for the three months ended June 30, 2002, I, Albert Liong, Senior Vice President of Finance of ClickAction Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:


     1. such Quarterly Report on Form 10-Q for the three months ended June 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     2. the information contained in such Quarterly Report on Form 10-Q for the three months ended June 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of ClickAction Inc.








August 13, 2002                   /S/ Albert P. Liong
                                  ------------------------------------
                                  Albert P. Liong
                                  Senior Vice President, Finance

                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       ClickAction Inc.


Date: August 13, 2002	               By:  /s/ Albert P. Liong
                                       ------------------------------
                                       Albert P. Liong
                                       Senior Vice President, Finance