Form 10-Q
period 2002-09-30
CLICKACTION INC
filed 2002-11-14
CIK 944950

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549


                     ____________________________


                                FORM 10-Q

(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 2002

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


As of November 4, 2002, the registrant had 13,401,347 shares of common stock outstanding.

                             CLICKACTION INC.

                                FORM 10-Q

            For the Quarterly Period Ended September 30, 2002

                            Table of Contents


Part I. Financial Information	                                      Page

      Item 1. Financial Statements

              a)  Condensed Consolidated Balance Sheets
                  as of September 30, 2002 and December 31, 2001 ---- 3

              b) Condensed Consolidated Statements of Operations for the three and nine months ended
                  September 30, 2002 and 2001 ----------------------- 4

              c) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 ------------------------------------------ 5

              d)  Notes to Condensed Consolidated Financial
                  Statements ---------------------------------------- 7

      Item 2. Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations --------- 13

      Item 3. Quantitative and Qualitative Disclosures About Market
              Risk -------------------------------------------------- 32

      Item 4. Controls and Procedures ------------------------------- 32

Part II. Other Information

      Item 6. Exhibits and Reports on Form 8-K ---------------------- 33

Signatures ---------------------------------------------------------- 37


                      Part I. Financial Information
                      Item 1. Financial Statements

                            CLICKACTION INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
               September 30, 2002 and December 31, 2001
                              (unaudited)
                   (in thousands except share data)

                                            September 30,    December 31,
                                                2002             2001
                                            -------------    ------------
ASSETS
 Current assets:
  Cash and cash equivalents                 $    1,494       $    2,137
  Restricted cash                                  425             ----
  Note receivable                                 ----              250
  Accounts receivable, net                       1,013            2,409
  Prepaid operating lease obligation               277              641
  Other current assets                             853              267
                                            -------------    ------------
    Total current assets                         4,062            5,704

 Property and equipment, net                       957            1,593
 Other assets                                      103              231
                                            -------------    ------------
    Total assets                            $    5,122       $    7,528
                                            =============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                          $      314       $    1,303
  Accrued compensation                             358              385
  Other accrued liabilities                        592            1,359
  Current portion of capital lease obligation      117              115
  Deferred revenues                              1,402              110
                                            -------------    ------------
    Total current liabilities                    2,783            3,272

 Long term liabilities -
  Capital lease obligation - less current
   portion                                          33               67

 Stockholders' equity:
  Preferred stock; $0.001 par value;
   2,000,000 shares authorized; 3,500 shares
   issued in 2001; 3,000 shares outstanding;
   (aggregate liquidation preference of
   $3,030,667 as of September 30, 2002)              1                1
  Common stock; $0.001 par value; 60,000,000
   shares authorized; 13,401,347 and 12,923,603
   shares issued and outstanding, respectively      13               13
  Additional paid-in capital                    32,902           32,449
  Accumulated deficit                          (30,610)         (28,274)
                                            -------------    ------------
    Total stockholders' equity                   2,306            4,189
                                            -------------    ------------
    Total liabilities and stockholders'
     equity                                 $    5,122       $    7,528
                                            =============    ============

  See accompanying notes to condensed consolidated financial statements.

                            CLICKACTION INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the three and nine months ended
                     September 30, 2002 and 2001
                             (Unaudited)
                 (in thousands except per share data)

                                Three Months Ended     Nine Months Ended
                               --------------------  --------------------
                               Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                 2002       2001       2002       2001
                               ---------  ---------  ---------  ---------
Net revenues                   $  2,560   $  2,369   $  7,098   $ 12,786
Cost of revenues                    566        269      1,175        672
                               ---------  ---------  ---------  ---------
  Gross profit                    1,994      2,100      5,923     12,114
                               ---------  ---------  ---------  ---------
Operating expenses:
 Product development              1,178      1,801      3,574      5,295
 Sales and marketing                525      1,386      2,228      5,881
 General and administrative         590      1,257      1,983      4,105
 Merger and acquisition related     124       ----        124         94
 Restructuring and impairment
  charges                          ----      3,985       ----      3,985
 Settlement of claims              ----       ----        240       ----
                               ---------  ---------  ---------  ---------
  Total operating expenses        2,417      8,429      8,149     19,360
                               ---------  ---------  ---------  ---------
  Operating loss                   (423)    (6,329)    (2,226)    (7,246)

Interest income (expense), net       (1)        19         (8)        81
                               ---------  ---------  ---------  ---------
 Loss from continuing operations
  before income tax expense        (424)    (6,310)    (2,234)    (7,165)
Income tax expense                   (6)      ----         11       ----
                               ---------  ---------  ---------  ---------
 Loss from continuing operations   (418)    (6,310)    (2,245)    (7,165)
Gain on sale of discontinued
 operations                        ----       ----       ----      3,352
Loss from discontinued operations  ----       ----       ----    (13,134)
                               ---------  ---------  ---------  ---------
  Net loss                     $   (418)  $ (6,310)  $ (2,245)  $(16,947)
Preferred stock dividends           (30)      ----        (91)       (30)
                               ---------  ---------  ---------  ---------
Loss applicable to common
 stockholders                  $   (448)  $ (6,310)  $ (2,336)  $(16,977)
                               =========  =========  =========  =========

Basic and diluted net loss
 per share:
 Loss from continuing
  operations                   $  (0.03)  $  (0.49)  $  (0.18)  $  (0.56)
 Loss from discontinued
  operations                       ----       ----       ----      (0.77)
                               ---------  ---------  ---------  ---------
   Net loss                    $  (0.03)  $  (0.49)  $  (0.18)  $  (1.33)
                               =========  =========  =========  =========
Weighted average shares of
 common stock outstanding,
 basic and diluted               13,382     12,898     13,231     12,774
                               =========  =========  =========  =========

  See accompanying notes to condensed consolidated financial statements.

                             CLICKACTION INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            For the nine months ended September 30, 2002 and 2001
                               (Unaudited)
                             (in thousands)

                                                   Nine Months Ended
                                                      September 30,
                                               -------------------------
                                                    2002         2001
                                               ------------  -----------
Cash flows from operating activities:
  Net loss                                     $    (2,245)  $  (16,947)
  Adjustments to reconcile net loss to net
   cash used for operating activities:
   Gain on sale of assets and liabilities and
    equipment                                         ----       (2,998)
    Depreciation and amortization                      930        1,337
    Impairment charge                                 ----        2,851
    Amortization of stock-based compensation             2           71
    Settlement of claims with issuance of
     common stock                                      310         ----
    Provision for sales returns and doubtful
     accounts                                         (226)         (96)
    Changes in operating assets and liabilities:
      Accounts receivable                            1,623       10,921
      Inventories                                     ----        1,879
      Other current assets                            (207)        (658)
      Accounts payable                                (958)      (5,308)
      Accrued compensation                             (27)        (507)
      Deferred revenues                              1,292         (433)
      Other accrued liabilities                       (767)         (38)
      Sale of Elibrium division net liabilities       ----          352
                                                ------------  -----------
       Net cash used for operating activities         (273)      (9,574)
                                                ------------  -----------
Cash flows from investing activities:
  Additions to property and equipment                  (83)        (420)
  Software production costs and other assets          ----       (2,213)
  Note payable                                         250        1,500
  Proceeds from sale of property and equipment        ----        1,774
                                                ------------  -----------
   Net cash provided by investing activities           167          641
                                                ------------  -----------
Cash flows from financing activities:
  Proceeds from exercise of stock options             ----          332
  Proceeds from sale of preferred stock               ----        3,265
  Proceeds from sale of common stock                    18         ----
  Repayment of capital lease obligation               (130)         (45)
                                                ------------  -----------
   Net cash provided by (used for) financing
    activities                                        (112)       3,552
                                                ------------  -----------
    Net decrease in cash and cash equivalents         (218)      (5,381)

Cash, cash equivalents and restricted cash
 at beginning of period                              2,137        8,343
                                                ------------  -----------
Cash, cash equivalents and restricted cash
 at end of period                               $    1,919    $   2,962
                                                ============  ===========

Non-cash investing and financing activities:
  Sale of Elibrium division net liabilities
   for notes receivable                         $     ----    $   1,500
  Dividend paid with issuance of common stock           61           30
Supplemental cash flow information:
  Cash paid during the period for interest              20            9
  Cash paid during the period for income tax            56           22

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

Summary operating results of discontinued operations were as follows:

                                 Three Months Ended   Nine Months Ended
                                -------------------- ------------------
                                Sept. 30,  Sept. 30, Sept. 30, Sept. 30,
                                   2002      2001       2002     2001
                                --------- ---------- --------- --------
Desktop applications revenues   $   ----  $    ----  $   ----  $  (576)
Cost of revenues                    ----       ----      ----    4,732
                                --------- ---------- --------- --------
  Gross loss                        ----       ----      ----   (5,308)
Operating expenses                  ----       ----      ----    7,826
                                --------- ---------- --------- --------
  Loss from discontinued
   operations                   $   ----  $    ---- $    ---- $(13,134)
                                ========= ========== ========= ========

Settlement of Claims

We entered into a Release Agreement, effective as of March 29, 2002, with The Tail Wind Fund Ltd., or Tail Wind, the holder of all of our issued and outstanding Series A Preferred Stock, related to certain disputes that have arisen between us and Tail Wind. Under this agreement, each party released all claims against the other party. In consideration of this release, we issued Tail Wind 250,000 shares of our common stock and agreed to use our commercially reasonable best efforts to register these shares within 90 days after the date of the execution of the release agreement. The fair value of these shares was $310,000, of which $240,000 was charged to the statement of operations for the three months ended March 31, 2002 and $70,000 was charged to the statement of operations for the three months ended September 30, 2001.

Per Share Computation

Basic net loss per share is computed using the weighted average shares of common stock outstanding during each period presented. Diluted net loss per share is computed using the weighted average shares of common stock and potential dilutive shares of common stock from options and warrants using the treasury stock method. A total of 3,432,642 and 3,729,814 outstanding stock warrants and stock options with a weighted average exercise price of $0.35 and $1.15 for the three months ended September 30, 2002 and 2001, respectively and a total of 2,661,688 and 2,144,388 outstanding stock warrants and stock options with a weighted average exercise price of $0.69 and $3.32 for the nine months ended September 30, 2002 and 2001, respectively, were not included in the computation of diluted net loss per share because their effect would have been antidilutive.

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

In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion 30 will now be used to classify those gains and losses. This statement also amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practices. SFAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on our financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The new statement will be effective for exit or disposal activities initiated after December 31, 2002, the adoption of which may affect the timing of expense recognition should we incur restructuring costs in the future.

Segment and Geographic Information

Our chief operating decision maker is considered to be our Chief
Executive Officer (CEO). The CEO reviews financial information on a consolidated basis for purpose of making operating decisions and assessing financial performance.

We have not separately reported segment information on a geographic basis, as international sales represent less than 1% of net revenue for the three months and nine months ended September 30, 2002 and 2001. Capital expenditures for long-lived assets are not reported to management by segment.

Preferred Stock

On March 30, 2001, we issued 3,500 shares of our Series A 4% Cumulative Convertible Preferred Stock for an aggregate purchase price of $3.5 million. The net proceeds from this private placement were $3.3 million. The Series A Preferred Stock accrues cumulative dividends at the rate of 4% per annum, payable semi-annually, in shares of our common stock or cash at our option or the holder's option if certain conditions are not satisfied. Prior to January 2, 2003, the Series A Preferred Stock is convertible into shares of our common stock at a conversion price of $4.08.

                             CLICKACTION INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (CONT'D)

Subject to certain conditions, any outstanding shares of Series A Preferred Stock will automatically convert into shares of our common stock on January 2, 2003 at a conversion price equal to the lesser of $4.08 or the reset price, which is the average closing bid prices of our common stock during the fourth quarter of 2002. The number of shares of our common stock issuable in connection with an automatic conversion of the Series A Preferred Stock is subject to two limitations related to the holder's percentage ownership of our outstanding shares of common stock after such automatic conversion. The first limitation is that the number of shares of our common stock issuable to a holder of Series A Preferred Stock in connection with an automatic conversion cannot, together with any other shares of our common stock beneficially owned by such holder prior to such conversion, exceed 9.99% of the total number of outstanding shares of our common stock immediately after such automatic conversion. Our obligation to issue any shares of common stock in excess of this 9.99% cap is suspended until such time as the issuance of such shares would not exceed the 9.99% cap. The second limitation is that the number of shares of our common stock issuable to a holder of Series A Preferred Stock in connection with an automatic conversion cannot, together with any other shares of our common stock issued to such holder upon conversion of Series A Preferred Stock or as dividends on the Series A Preferred Stock, exceed 19.9% of the total number of outstanding shares of our common stock as of March 30, 2001. In lieu of issuing any shares in excess of this 19.9% cap, we are required to pay to such holder in twelve equal monthly installments an amount equal to the number of shares in excess of the 19.9% cap multiplied by 107.5% of the closing bid price per share of our common stock on the day before the automatic conversion of the Series A Preferred Stock. Based on the bid price of our stock on October 16, 2002, this cash payment would be $2,879,531, payable in twelve monthly installments of approximately $239,961.
Without additional financial resources, we will not be able to make such a payment.

We may redeem any outstanding shares of the Series A Preferred Stock at any time upon 30 days prior notice. The redemption price consists of
(a) a cash payment of the original purchase price plus accrued and unpaid dividends and any unpaid liquidated damages, and (b) warrants to purchase 50% of the shares of our common stock issuable upon conversion of any outstanding shares of the Series A Preferred Stock at a conversion price equal to the lower of $4.08 or the average closing bid price over the twenty-five trading days prior to the redemption date.

We may be required to repurchase our Series A preferred stock if we do not regain compliance with the Nasdaq SmallCap Market's listing requirements by November 19, 2002. If required, the amount of this repurchase obligation would be $3.6 million and would be payable within three days of a written notice. Without additional financing, we will not be able to make such a payment.

If we are liquidated or dissolved, the holders of the Series A Preferred Stock will be entitled to receive, out of our assets available for distribution to our stockholders, prior and in preference to the holders of our common stock, a liquidation preference equal to $1,000 per share plus all accrued and unpaid dividends. As of September 30, 2002, the liquidation preference was $3,060,333.

In connection with our proposed merger with infoUSA Inc., Tail Wind, the holder of all our outstanding Series A Preferred Stock, has waived, until such merger closes, all of its rights as a holder of our Series A Preferred Stock other than the right to vote on the merger pursuant to the terms of a settlement agreement entered into on October 8, 2002 by us, infoUSA and Tail Wind. See "Subsequent Events - Merger with infoUSA" and Subsequent Events - Tail Wind Settlement Agreement" below.

Restructuring Accrual

We established an accrual for the restructuring costs in the quarter ended September 30, 2001. The accrual was established for severance costs in connection with the reduction in staffing levels and the

                            CLICKACTION INC.
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (CONT'D)

closure of our offices in San Francisco, CA, Los Angeles, CA and New York, NY. The following shows the changes in the accrual account:

                     Balance as of                     Balance as of
                   December 31, 2001    Payments    September 30, 2002
                   -----------------  ------------  ------------------
Closure of offices    $   619,339     $  (443,264)     $    176,075
                   =================  ============  ==================

Subsequent Events

Merger with infoUSA

On October 8, 2002, we entered into an agreement and plan of merger with infoUSA Inc. and Kapalua Acquisition Corp., a wholly-owned subsidiary of infoUSA, pursuant to which we would become a wholly-owned subsidiary of infoUSA. If the merger is completed, our common stockholders will receive an aggregate of up to $2.7 million in cash payable in up to two installments, subject to adjustment as provided in the merger agreement, and without interest, in exchange for all outstanding shares of our common stock. Based upon the 13,498,316 shares of common stock that we currently expect to be outstanding as of the effective time of the merger (which includes 6,968 shares of common stock that we expect to be issued upon exercise of outstanding options prior to the effective time of the merger), our common stockholders will receive up to $0.20 in cash per share, subject to adjustments which could decrease this per share cash amount to a minimum of $0.15, for each share of common stock owned by our common stockholders.

On November 1, 2002, we filed a definitive proxy statement containing information about the merger with the Securities and Exchange Commission. The merger is subject to a number of conditions including the approval of our stockholders. We currently plan to hold a special meeting of our stockholders to approve the merger on December 3, 2002. If approved, we expect to complete the merger as soon as practicable following the special meeting.

Tail Wind Settlement Agreement

In connection with our proposed merger with infoUSA Inc., Tail Wind, the holder of all our outstanding Series A Preferred Stock, has waived, until such merger closes, all of its rights as a holder of our Series A Preferred Stock other than the right to vote on the merger pursuant to the terms of a settlement agreement entered into on October 8, 2002 by us, infoUSA and Tail Wind. Pursuant to the settlement agreement, Tail Wind will receive $1.4 million in cash in exchange for:

   * all of its shares of our Series A Preferred Stock outstanding on the effective date of the merger;

   * an outstanding warrant to purchase 135,750 shares of our common stock; and

   * any other rights it may have with respect to us.

The settlement agreement also provides that Tail Wind will enter into a participation agreement with us pursuant to which Tail Wind would be entitled to receive payments equal to 8% of the net profits with respect to certain of our customers which are introduced to us by Gregory
Slayton or Tail Wind.

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

On October 8, 2002, we entered into an agreement and plan of merger with infoUSA Inc. and Kapalua Acquisition Corp., a wholly-owned subsidiary of infoUSA, pursuant to which we would become a wholly-owned subsidiary of infoUSA. If the merger is completed, our common stockholders will receive an aggregate of up to $2.7 million in cash payable in up to two installments, subject to adjustment as provided in the merger agreement, and without interest, in exchange for all outstanding shares of our common stock. Based upon the 13,498,316 shares of common stock that we currently expect to be outstanding as of the effective time of the merger (which includes 6,968 shares of common stock that we expect to be issued upon exercise of outstanding options prior to the effective time of the merger), our common stockholders will receive up to $0.20 in cash per share, subject to adjustments which could decrease this per share cash amount to a minimum of $0.15, for each share of common stock owned by our common stockholders.

In connection with our proposed merger with infoUSA Inc., Tail Wind, the holder of all our outstanding Series A Preferred Stock, has waived, until such merger closes, all of its rights as a holder of our Series A Preferred Stock other than the right to vote on the merger pursuant to the terms of a settlement agreement entered into on October 8, 2002 by us, infoUSA and Tail Wind.

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

                     Balance as of                     Balance as of
                   December 31, 2001    Payments    September 30, 2002
                   -----------------  ------------  ------------------
Closure of offices    $   619,339     $  (443,264)     $    176,075
                   =================  ============  ==================

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

Results of Continuing Operations

Three Months Ended September 30, 2002 and 2001
----------------------------------------------
Net revenues for the three months ended September 30, 2002 increased $191,000, or 8%, to $2.6 million, compared with net revenues of $2.4 million for the corresponding period in 2001. The increase was primarily due to higher name acquisition services revenue in the three months ended September 30, 2002. In the three months ended September 30, 2002, we continued to experience pricing pressure in the email marketing industry and reductions in email marketing expenditures by our existing and prospective clients caused primarily by an overall weak economy and intense competition for new business opportunities. Until the economy improves and companies begin to increase their marketing budgets, we expect these trends to continue and also expect that our competitors in the email marketing industry will continue to use lower prices as a means to generate revenue and improve their market share, which could adversely affect our financial results and may require us to revise our financial projections. For the three months ended September 30, 2002, one customer accounted for 48% of our net revenues.

Gross profit for the three months ended September 30, 2002 decreased $106,000, or 5%, to $2.0 million, compared with gross profit of $2.1 million for the corresponding period in 2001. The decrease in gross profit was primarily due to increased costs paid to third party vendors associated with increased name acquisition services revenue. Gross profit as a percentage of net revenues for the three months ended September 30, 2002 was 78% compared to 89% for the corresponding period in 2001. Our gross profit varies from period to period due primarily to costs paid to third parties in association with our name acquisition activities.

Total operating expenses for the three months ended September 30, 2002 decreased $6.0 million, or 71%, to $2.4 million, compared with total operating expenses of $8.4 million for the corresponding period in 2001. The decrease in total operating expenses was due to decreased product development, marketing and selling expenses related to our EMA products and services, and general and administrative expenses to support our infrastructure needs. In addition, we recorded $4.0 million in restructuring and impairment charges in the three months ended September 30, 2001 that we did not have for the three months ended September 30, 2002.

Product development expenses for the three months ended September 30, 2002 decreased $623,000, or 35%, to $1.2 million, compared with product development expenses of $1.8 million for the corresponding period in 2001. As a percentage of net revenues, product development expenses were 46% for the three months ended September 30, 2002, compared to 76% for the corresponding period in 2001. The decrease in product development expenses was primarily due to reduction in headcount and consultant costs. We expect the product development expenses to decrease as a percentage of net revenues during the remainder of 2002 as we continue to find ways to reduce costs and improve efficiency in product development and network operations.

Sales and marketing expenses for the three months ended September 30, 2002 decreased $861,000, or 62%, to $525,000, compared with sales and marketing expenses of $1.4 million for the corresponding period in 2001. As a percentage of net revenues, sales and marketing expenses were 21% for the three months ended September 30, 2002, compared to 59% for the corresponding period in 2001. The decrease in sales and marketing expenses was primarily due to a more focused marketing program that reduced the need for certain promotions that occurred in the three months ended September 30, 2001. In addition, the headcount in sales and marketing was smaller in the three months ended September 30, 2002 compared to the corresponding period in 2001. We expect our sales and marketing expenses to remain flat or slightly lower as a percentage of net revenues during the remainder of 2002 as we continue to find ways to more effectively gain exposure and recognition among current and potential clients with our existing marketing initiatives and to refine our sales strategy that focuses our sales force on our target market.

General and administrative expenses for the three months ended September 30, 2002 decreased $667,000, or 53%, to $590,000, compared with general and administrative expenses of $1.3 million for the corresponding period in 2001. This decrease was primarily a result of a decreased headcount and expenses related to rent, professional services and bad debt expense in the quarter ended September 30, 2002. As a percentage of net revenues, general and administrative expenses were 23% for the three months ended September 30, 2002 compared to 53% for the corresponding period in 2001. We expect our general and administrative expenses to decrease slightly as a percentage of net revenues for the remainder of 2002 as we continue to improve cost efficiencies in general and administrative areas.

Merger and acquisition related expenses for the three months ended September 30, 2002 were $124,000, which primarily consisted of legal expenses related to the proposed merger with infoUSA. We expect our merger and acquisition related expenses to increase substantially for the remainder of 2002 as we incur additional expenses in connection with the proposed merger with infoUSA.

During the three months ended September 30, 2001, we decided to reposition our business and focus our resources on enhancing our ASP solutions to enterprise clients and to cease product development and product sales to the enterprise software market. As part of this repositioning, we closed our offices in San Francisco, Los Angeles, and New York and recorded a charge of $781,000 related to facilities closure for the three months ended September 30, 2001. Also as part of this repositioning, we made a significant reduction in staffing levels related to enterprise software development, and reduced staffing levels in other areas of the company as well to reduce operating expenses. A total of 57 positions were eliminated and a charge of $204,000 related to severance costs was recorded for the three months ended September 30, 2001.

As a result of our decision to exit the enterprise software market, capitalized software product development costs were determined to be impaired under the requirements of SFAS 121, Accounting for Impairment of Long-Lived Assets, and an impairment charge totaling $3.0 million was recorded in the three months ended September 30, 2001.

Net interest income for the three months ended September 30, 2002 decreased $20,000, or 105%, to $1,000 in net interest expense, compared with net interest income of $19,000 for the corresponding period in 2001. The decrease was primarily due to lower average cash balances and the interest expense associated with our capital lease obligations.

We recorded an adjustment in income tax expense of $6,000 for the three months ended September 30, 2002 to adjust for an over accrual of minimum state income taxes. We expect income tax expense to remain flat for the remainder of 2002 as we are able to utilize our net operating loss carryforward.

We recorded $30,000 in preferred stock dividends for the three months ended September 30, 2002 in association with the preferred stock we issued in March 2001. This dividend is payable semi-annually on June 30 and December 31 of each year until the conversion of the preferred stock into common stock.

As a result of the foregoing factors, we incurred a net loss applicable to common stockholders for the three months ended September 30, 2002 of $448,000, compared to a net loss applicable to common stockholders of $6.3 million for the corresponding period in 2001.

Nine Months Ended September 30, 2002 and 2001
---------------------------------------------
Net revenues for the nine months ended September 30, 2002 decreased $5.7 million, or 44%, to $7.1 million, compared with net revenues of $12.8 million for the corresponding period in 2001. The decrease was primarily due to significantly lower software license revenue and decreased sales of our EMA products and services. In the nine months ended September 30, 2002, we experienced pricing pressure in the email marketing industry and reductions in email marketing expenditures by our existing and prospective clients caused primarily by an overall weak economy and intense competition for new business opportunities. Until the economy improves and companies begin to increase their marketing budgets, we expect these trends to continue and also expect that our competitors in the email marketing industry will continue to use lower prices as a means to generate revenue and improve their market share, which could adversely affect our financial results and may require us to revise our financial projections. For the nine months ended September 30, 2002, one customer accounted for 32% of our net revenues.

Gross profit for the nine months ended September 30, 2002 decreased $6.2 million, or 51%, to $5.9 million, compared with gross profit of $12.1 million for the corresponding period in 2001. The decrease in gross profit was primarily due to the decrease in software license revenue and in sales related to our EMA products and services. In addition, the margin for our name acquisition services revenue for the nine months ended September 30, 2002 was significantly lower than our EMA revenue as we increased purchase of name profiles from third party vendors. Gross profit as a percentage of net revenues for the nine months ended September 30, 2002 was 83% compared to 95% for the corresponding period in 2001. Our gross profit varies from period to period due primarily to costs paid to third parties in association with our name acquisition activities.

Total operating expenses for the nine months ended September 30, 2002 decreased $11.2 million, or 58%, to $8.1 million, compared with total operating expenses of $19.4 million for the corresponding period in 2001. The decrease in total operating expenses was primarily due to decreased product development and marketing and selling expenses related to our EMA products and services, and general and administrative expenses to support our infrastructure needs. In addition, we recorded $4.0 million in restructuring and impairment charges in the nine months ended September 30, 2001 that we did not have for the nine months ended September 30, 2002.

Product development expenses for the nine months ended September 30, 2002 decreased $1.7 million, or 32%, to $3.6 million, compared with product development expenses of $5.3 million for the corresponding period in 2001. As a percentage of net revenues, product development expenses were 50% for the nine months ended September 30, 2002, compared to 41% for the corresponding period in 2001. The decrease in product development expenses was primarily due to reduction in headcount and consultant costs. We expect the product development expenses to decrease as a percentage of net revenues during the remainder of 2002 as we continue to find ways to reduce costs and improve efficiency in product development and network operations.

Sales and marketing expenses for the nine months ended September 30, 2002 decreased $3.7 million, or 62%, to $2.2 million, compared with sales and marketing expenses of $5.9 million for the corresponding period in 2001. As a percentage of net revenues, sales and marketing expenses were 31% for the nine months ended September 30, 2002, compared to 46% for the corresponding period in 2001. The decrease in sales and marketing expenses was primarily due to a more focused marketing program that reduced the need for certain promotions that occurred in the nine months ended September 30, 2001. In addition, the headcount in sales and marketing was smaller in the nine months ended September 30, 2002 compared to the corresponding period in 2001. We expect our sales and marketing expenses to remain flat or slightly lower as a percentage of net revenues during the remainder of 2002 as we continue to find ways to more effectively gain exposure and recognition among current and potential clients with our existing marketing initiatives and to refine our sales strategy that focuses our sales force on our target market.

General and administrative expenses for the nine months ended September 30, 2002 decreased $2.1 million, or 52%, to $2.0 million, compared with general and administrative expenses of $4.1 million for the corresponding period in 2001. This decrease was primarily the result of a decreased headcount and expenses related to rent, professional services and bad debt expense in the nine months ended September 30, 2002. As a percentage of net revenues, general and administrative expenses were 28% for the nine months ended September 30, 2002 compared to 32% for the corresponding period in 2001. We expect our general and administrative expenses to decrease slightly as a percentage of net revenues for the remainder of 2002 as we continue to improve cost efficiencies in general and administrative areas.

Merger and acquisition related expenses for the nine months ended September 30, 2002 were $124,000, which primarily consisted of legal expenses related to the proposed merger with infoUSA. In the nine months ended September 30, 2001, we recorded $94,000 in merger and acquisition related expenses, which primarily consisted of legal and accounting fees related to reviewing potential acquisition targets.
We expect our merger and acquisition related expenses to increase substantially for the remainder of 2002 as we incur additional expenses in connection with the proposed merger with infoUSA.

During the nine months ended September 30, 2001, we decided to reposition our business and focus our resources on enhancing our ASP solutions to enterprise clients and to cease product development and product sales to the enterprise software market. As part of this repositioning, we closed our offices in San Francisco, Los Angeles, and New York and recorded a charge of $781,000 related to facilities closure for the nine months ended September 30, 2001. Also as part of this repositioning, we made a significant reduction in staffing levels related to enterprise software development, and brought down staffing levels in other areas of the company as well to reduce operating expenses. A total of 57 positions were eliminated and a charge of $204,000 related to severance costs was recorded for the nine months ended September 30, 2001.

As a result of our decision to exit the enterprise software market, capitalized software product development costs were determined to be impaired under the requirements of SFAS 121, Accounting for Impairment of Long-Lived Assets, and an impairment charge totaling $3.0 million was recorded in the nine months ended September 30, 2001.

Settlement of claims expenses were $240,000 for the nine months ended September 30, 2002. We entered into a Release Agreement, effective as of March 29, 2002, with The Tail Wind Fund Ltd., the holder of all of our issued and outstanding Series A Preferred Stock, related to certain disputes that have arisen between us and Tail Wind. Under this agreement, each party released all claims against the other party. In consideration of this release, we issued Tail Wind 250,000 shares of our common stock with a total value of $310,000. Because one of the claims released was the liquidated damages previously recognized in the quarter ended September 30, 2001 in the amount of $70,000, the settlement of claims expense was $240,000 for the three months ended March 31, 2002.

Net interest income for the nine months ended September 30, 2002 decreased $89,000, or 110%, to $8,000 in net interest expense, compared with net interest income of $81,000 for the corresponding period in 2001. The decrease was primarily due to lower average cash balances and interest expense associated with our capital lease obligations.

We recorded $11,000 in income tax expense for the nine months ended September 30, 2002 for minimum state income taxes.

We recorded $91,000 in preferred stock dividends for the nine months ended September 30, 2002 in association with the preferred stock we issued in March 2001. This dividend is payable semi-annually on June 30 and December 31 of each year until the conversion of the preferred stock into common stock.

As a result of the foregoing factors, we incurred a net loss applicable to common stockholders for the nine months ended September 30, 2002 of $2.3 million, compared to a net loss applicable to common stockholders of $17.0 million for the corresponding period in 2001.

Liquidity and Capital Resources

We have financed our operations primarily through funds from operations, equity financings and, to a lesser extent, equipment lease financing.

As of September 30, 2002, our principal source of liquidity consisted of $1.9 million in cash, cash equivalents and restricted cash, of which $425,000 was restricted in a money market account used as collateral for a standby letter of credit issued in connection with a sale and leaseback transaction with a third party vendor. This letter of credit expires on December 31, 2002, at which time these funds would become unrestricted.

Our operating activities used $273,000 of cash during the nine months ended September 30, 2002, primarily as a result of our net loss during this period, lease termination payments made to the landlord of our Los Angeles, California office and costs related to restructuring activities. Our operating activities used $9.6 million of cash during the nine months ended September 30, 2001, most of which was attributable to operating activities for our Elibrium division that we sold in June 2001.

Our investing activities provided $167,000 of cash during the nine months ended September 30, 2002 which consisted of a payment from Elibrium, Inc. related to the sale of our former Elibrium division offset by equipment purchases. Our investing activities provided $641,000 for the nine months ended September 30, 2001 which primarily consisted of payments from Elibrium, Inc. related to the sale of our former Elibrium division and proceeds from the sale of property and equipment in connection with a sale and leaseback transaction we entered into with a third party vendor in June 2001. These were partially offset by equipment purchases and the write-off of capitalized software production costs related to discontinued enterprise software.

Our financing activities used $112,000 in cash during the nine months ended September 30, 2002 which primarily consisted of repayment of capital lease obligations. Our financing activities provided $3.6 million in cash during the nine months ended September 30, 2001 which consisted of net proceeds of $3.3 million from sale of 3,500 shares of preferred stock and proceeds from exercise of stock options.

The following tables list our contractual obligations and commercial commitments:
                                    Payments Due by Period
                        -----------------------------------------------
Contractual Obligations           Less Than   1 - 3    4 - 5    After
   (in thousands)         Total    1 Year     Years    Years   5 Years
----------------------- -------- ----------- -------- ------- ---------
Long-Term Lease         $   572  $     338   $   234  $ ----  $   ----
Capital Lease
 Obligations            $   161  $     127   $    34  $ ----  $   ----
Other Long-Term
 Obligations            $   216  $     205   $    11  $ ----  $   ----
                        -------- ----------- -------- ------- ---------
Total Contractual Cash
 Obligations            $   949  $     670   $   279  $ ----  $   ----
                        ======== =========== ======== ======= =========

                          Amount of Commitment Expiration Per Period
                        -----------------------------------------------
Other Commercial          Total
  Commitments            Amounts   Less Than   1 - 3    4 - 5    After
 (in thousands)         Committed   1 Year     Years    Years   5 Years
----------------------- --------- ----------- -------- ------- ---------
Standby Letters of
 Credit                 $    425  $     425   $  ----  $ ----  $   ----
                        --------- ----------- -------- ------- ---------
Total Commercial
 Commitments            $    425  $     425   $  ----  $ ----  $   ----
                        ========= =========== ======== ======= =========

We continuously monitor our operations and the use of our cash. We have compiled cash projections for the year ending December 31, 2002 and for the six months ending June 30, 2003 using various estimates of revenue, operating expenses and other non-operating cash expenditures. These cash projections indicate sufficient cash resources will be available to fund our operations through June 30, 2003. However, the estimates of revenue, operating expenses and other non-operating cash expenditures used to develop our cash projections are based on estimates and judgments and our actual cash needs could differ significantly from the projections if:

  * demand for our services or our cash flow from operations varies from projections;

  * we are unable to collect our accounts receivable in the ordinary course of business;

  * we are unable to execute in accordance with our operating plan; or

  * the level of our operating expenses necessary to fund our operations varies from projections.

In addition, our cash projections do not reflect certain events, which if they occur, may substantially impact our liquidity or our ability to continue operations. For example, if all or substantially all of our outstanding accounts receivable as of September 30, 2002 are not paid, we believe that our existing cash and cash equivalents and cash that may be generated from operations may not be sufficient to fund our operations at currently anticipated levels beyond June 30, 2003.

Likewise, our cash projections do not reflect any repurchase of our Series A preferred stock which may be required if we do not regain compliance with the Nasdaq SmallCap Market's listing requirements by November 19, 2002. If required, the amount of this repurchase obligation would be $3.6 million and would be payable within three days of a written notice. Nor do these projections provide for the substantial cash payment we may be required to make to the holders of our Series A preferred stock upon its conversion on January 2, 2003 if the average closing bid price of our common stock during the fourth quarter of 2002 is less than $4.08 per share. For more information regarding these potential payments related to our Series A preferred stock, see "Factors Which May Impact Future Operating Results," below. We do not believe that we will have sufficient cash reserves to make either of these payments.

In connection with our proposed merger with infoUSA Inc., Tail Wind, the holder of all our outstanding Series A Preferred Stock, has waived, until such merger closes, all of its rights as a holder of our Series A Preferred Stock other than the right to vote on the merger pursuant to the terms of a settlement agreement entered into on October 8, 2002 by us, infoUSA and Tail Wind. See "Current Events - Merger with infoUSA" and "Recent Events - Tail Wind Settlement Agreement" below.

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

Recent Events

Merger with infoUSA

On October 8, 2002, we entered into an agreement and plan of merger with infoUSA Inc. and Kapalua Acquisition Corp., a wholly-owned subsidiary of infoUSA, pursuant to which we would become a wholly-owned subsidiary of infoUSA. If the merger is completed, our common stockholders will receive an aggregate of up to $2.7 million in cash payable in up to two installments, subject to adjustment as provided in the merger agreement, and without interest, in exchange for all outstanding shares of our common stock. Based upon the 13,498,316 shares of common stock that we currently expect to be outstanding as of the effective time of the merger (which includes 6,968 shares of common stock that we expect to be issued upon exercise of outstanding options prior to the effective time of the merger), our common stockholders will receive up to $0.20 in cash per share, subject to adjustments which could decrease this per share cash amount to a minimum of $0.15, for each share of common stock owned by our common stockholders.

On November 1, 2002, we filed a definitive proxy statement containing information about the merger with the Securities and Exchange Commission. The merger is subject to a number of conditions including the approval of our stockholders. We currently plan to hold a special meeting of our stockholders to approve the merger on December 3, 2002. If approved, we expect to complete the merger as soon as practicable following the special meeting.

Tail Wind Settlement Agreement

In connection with our proposed merger with infoUSA Inc., Tail Wind, the holder of all our outstanding Series A Preferred Stock, has waived, until such merger closes, all of its rights as a holder of our Series A Preferred Stock other than the right to vote on the merger pursuant to the terms of a settlement agreement entered into on October 8, 2002 by us, infoUSA and Tail Wind. Pursuant to the settlement agreement, Tail Wind will receive $1.4 million in cash in exchange for:

  * all of its shares of our Series A Preferred Stock outstanding on the effective date of the merger;

  * an outstanding warrant to purchase 135,750 shares of our common stock; and

  * any other rights it may have with respect to us.

The settlement agreement also provides that Tail Wind will enter into a participation agreement with us pursuant to which Tail Wind would be entitled to receive payments equal to 8% of the net profits with respect to certain of our customers which are introduced to us by Gregory
Slayton or Tail Wind.

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

Failure to complete the proposed merger with infoUSA could negatively impact our future business and operations and the market price of our common stock.

If the proposed merger with infoUSA is not completed for any reason, we may be subject to a number of material risks, including the following:

  * we may be required to pay infoUSA a termination fee of $400,000, plus reimburse up to $500,000 of infoUSA's expenses;

  * the price of our common stock may decline to the extent that the current market price of our common stock reflects a market assumption that the merger will be completed;

  * our costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed, which could have an adverse effect on the price of our common stock; and

  * the diversion of our management's, attention from our day-to-day business and the unavoidable disruption to our employees and their relationships with customers during the period before consummation of the merger may make it difficult for us to regain our market position if the merger does not occur.

In addition, our customers and suppliers may, in response to the announcement of the merger, delay or defer decisions concerning their business with us. Any delay or deferral in those decisions by our customers or suppliers could have a material adverse effect on us. Similarly, our current and prospective employees may experience uncertainty about their future roles with infoUSA until infoUSA's strategies with regard to our employees are announced or executed. This may adversely affect our ability to retain key management, sales, marketing and technical personnel.

Further, if the merger is terminated and our board of directors determines to seek another merger or business combination, there can be no assurance that it will be able to find a partner willing to acquire our company or to pay an equivalent or more attractive price than the price to be paid in the merger. In addition, while the merger agreement is in effect, subject to compliance with applicable securities laws and fulfillment of its fiduciary duties, we are prohibited from soliciting, initiating, encouraging or entering into extraordinary transactions, such as a merger, sale of assets or other business combination, with any party other than infoUSA.

We may need to raise additional capital and our prospects for obtaining additional financing, if required, are uncertain and failure to obtain additional capital would force us to discontinue operations at current levels.

We believe that our existing cash and cash equivalents and cash that may be generated from operations will not be sufficient to fund our operations at currently anticipated levels beyond June 30, 2003 or an even earlier date if:

  * demand for our services or our cash flow from operations varies from projections;

  * we are unable to collect our accounts receivable in the ordinary course of business;

  * we are unable to execute in accordance with our operating plan; or

  * the level of our operating expenses necessary to fund our operations varies from projections.

In such event, additional capital from equity or credit financings may be necessary in order to fund our operations at currently anticipated levels beyond June 30, 2003. It is unlikely that we will be able to raise additional capital on terms acceptable to us, or at all. In particular, unless the market price of our common stock increases dramatically, it is unlikely that we will be able to raise funds through a public offering of our common stock. If adequate funds are not available or are not available on acceptable terms, we would have to scale back our operations, which could significantly impair our ability to develop or enhance products or services and respond to competitive pressures, or we may be forced to cease our operations entirely. In addition, if we raise additional funds through the issuance of equity or convertible debt securities, the percentage of ownership of our stockholders would be reduced and these securities might have rights, preferences and privileges senior to those of our current stockholders.

Our customers continue to experience business conditions that could adversely affect our business. A continued decrease in expenditures by advertisers or a continued downturn in the economy could cause our revenues to decline significantly in any given period.

We derive, and expect to continue to derive for the foreseeable future, a large portion of our revenues from the email marketing automation products and services we provide to our customers for their marketing and advertising campaigns. Marketing and advertising expenditures by our customers tend to be cyclical, reflecting overall economic conditions as well as budgeting and buying patterns. The overall market for advertising, including email marketing products and services, has been characterized in recent quarters by decreased demand, lower prices, the reduction or cancellation of contracts, an increased risk of uncollectible receivables from advertisers and the reduction of marketing and advertising budgets. As a result of these reductions, email marketing spending as well as advertising spending across traditional media has decreased. Further reductions may occur. As a result, our revenues from email marketing automation products and services may decline significantly in any given period.

We have incurred significant operating losses in the past and we may not achieve profitability.

As of September 30, 2002, we had an accumulated deficit of $30.6 million. We recorded a net loss of $418,000 from continuing operations for the three months ended September 30, 2002. We may not achieve profitability in the future. We have historically relied to a significant extent on the revenues and cash flow generated from the sale of desktop software products by our Elibrium division to fund the development and expansion of our email marketing strategy. As a result of the sale of our Elibrium division on June 15, 2001, our ability to achieve profitability in the future will depend primarily upon our ability to continue development of new email marketing products and services, enhance our infrastructure and expand our customer base and brand awareness. To achieve these goals, we may need to increase spending on product development, sales and marketing and technology. To the extent that our email marketing revenues do not significantly increase as a result of this increased spending, we may not achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis in the future.

Our common stock may be delisted, and if it is delisted the market liquidity of our common stock would be adversely affected and the market price of our common stock could significantly decrease.

On May 16, 2002, we received a notice from Nasdaq stating that we failed to satisfy the $4 million minimum net tangible assets continued listing requirement for the Nasdaq National Market. Our net tangible assets as of March 31, 2002 were approximately $3.3 million. On May 22, 2002, we applied to have our common stock listed on the Nasdaq SmallCap Market. We currently meet all continued listing requirements for the Nasdaq SmallCap Market with the exception of maintaining a minimum bid price of $1.00. On June 3, 2002, we were notified by Nasdaq that our application for listing on the Nasdaq SmallCap Market had been approved. As a result, we have until November 19, 2002 to regain compliance with the minimum bid price requirement or our common stock may be delisted from the Nasdaq SmallCap Market. We have requested an extension of this date from the Nasdaq SmallCap Market pending the closing of the merger. In light of the current market price of our common stock, it is unlikely that we will be able to maintain a minimum bid price by November 19, 2002. Even if we regain compliance with the minimum bid price requirement, Nasdaq has other requirements that a company must also meet in order to remain listed on the Nasdaq SmallCap Market. If at any time before November 19, 2002, the closing bid price of our common stock is at least $1.00 for 10 consecutive trading days, Nasdaq will determine if we then comply with Nasdaq's continued listing requirements for the Nasdaq SmallCap Market. If we are unable to demonstrate compliance with the continued listing requirements on or before November 19, 2002, Nasdaq will provide us with written notification that our common stock will be delisted. At that time, we may appeal the Nasdaq staff's decision to a Nasdaq Listing Qualifications Panel.

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

In accordance with the terms of the documents relating to the issuance of our Series A Preferred Stock (and assuming the merger does not close) we are required to repurchase the outstanding shares of Series A
Preferred Stock under specified circumstances, including, among others:

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

We would be required to issue a substantial number of additional shares upon conversion of our Series A Preferred Stock and, under certain circumstances, make substantial cash payments to holders of our Series A Preferred Stock if the merger is not completed and the average closing bid price of our common stock during the fourth quarter of 2002 does not exceed $4.08 per share.

On March 30, 2001, we issued 3,500 shares of our Series A 4% Cumulative Convertible Preferred Stock for an aggregate purchase price of $3.5 million. Subject to certain conditions (and assuming the proposed merger with infoUSA is not completed), any outstanding shares of Series A Preferred Stock on January 2, 2003 will automatically convert into shares of our common stock at a conversion price equal to the lesser of $4.08 or the reset price, which is the average closing bid price of our common stock during the fourth quarter of 2002. The closing bid price of our common stock on October 16, 2002 was $0.16. If the average closing bid price of our common stock during the fourth quarter of 2002 does not exceed $4.08 per share, we would be required to issue a substantial number of additional shares of our common stock upon the automatic conversion of any outstanding shares of Series A Preferred Stock. We will not receive any consideration for the issuance of these additional shares of our common stock. In addition, the issuance of these additional shares of our common stock would result in substantial dilution to our common stockholders. The settlement agreement that we have entered into with The Tail Wind Fund has the effect of terminating these conversion rights as long as the merger is completed.

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

The following table illustrates the number of shares of our common stock immediately issuable upon an automatic conversion of the Series A Preferred Stock assuming that the average closing bid price of our common stock during the fourth quarter of 2002 has remained at $0.16 per share, the closing bid price on October 16, 2002, or if it has decreased by 25%, 50% or 75% from $0.16 per share. This table also illustrates the number of shares of our common stock that cannot be issued in connection with an automatic conversion of the Series A Preferred Stock until such time as the issuance of such shares would not cause the holder of such shares to be in violation of the 9.99% ownership cap described above. Finally, this table illustrates the aggregate cash payment we would be required to pay in connection with an automatic conversion of the Series A Preferred Stock for shares of common stock in excess of the 19.9% ownership cap described above. The calculations in the following table assume that:

  * all shares of Series A Preferred Stock are still held by a single stockholder,

  * there has been no change in the number of outstanding shares of our common stock , and

  * there are 3,000 shares of Series A Preferred Stock outstanding immediately prior to the automatic conversion of such shares into common stock.

  Assumed        Number of                         Cash Payment
  Average        Shares of                         Required in
Closing Bid    Common Stock       Number of          Lieu of
Price during   Immediately        Shares of        Issuance of
  the 4th        Issuable       Common Stock        Shares in
 Quarter of        Upon         In Excess of        Excess of
    2002        Conversion        9.99% Cap         19.9% Cap
------------   ------------     ------------       ------------
   $0.16         930,795          1,077,748       $   2,879,531
    0.12         930,795          1,077,748       $   2,965,898
    0.08         930,795          1,077,748       $   3,052,265
    0.04         930,795          1,077,748       $   3,183,633

Our quarterly operating results are subject to significant fluctuations due to many factors, any of which could adversely affect our stock price.

We have experienced, and may continue to experience, significant fluctuations in our quarterly operating results due to a variety of factors, many of which are outside our control. These factors include:

  * changes in pricing policies by us and our competitors;

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

  * changes in the level of our operating expenses to support our growth;
    and

  * domestic and international regulation of email marketing, including privacy legislation.

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

The development of software to block email advertising may harm our ability to sell our services and to get compensated for services we perform.

The success of our email marketing businesses depends on our ability to successfully deliver emails or marketing campaigns over the Internet. Software programs exist that limit or prevent advertising from being delivered to a user's computer. Widespread adoption of this software by Web users would significantly undermine the commercial viability of email advertising and marketing. The failure to deliver email messages or marketing campaigns for our clients in an effective and consistent manner may cause our clients to discontinue their use of our email campaign services. In addition, because we provide our clients with a 100% service guarantee, if our clients are not completely satisfied with our service we may be required to refund the delivery fees paid by dissatisfied clients or resend an email marketing campaign at our own expense.

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

The trading price of our common stock has been volatile and we have experienced significant declines in the market price of our common stock. In the past, many companies have been subject to securities class action litigation following significant declines in the market price of their securities. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and could cause the market price of our common stock to decline further.

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

Our current products and services may become obsolete and unmarketable if we are not able to respond adequately to rapidly changing technology and customer demands.

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

We must offer reliable, secure and continuous service to attract and retain clients and persuade them to increase their reliance on our email marketing products and services. As the volume of emails generated by our clients increases, we must continuously upgrade and enhance our technical infrastructure to accommodate the increased demands placed on our systems. Our operations also depend in part on our ability to protect our systems against physical damage from fire, earthquakes, power loss, telecommunications failures, computer viruses, unauthorized user access or hacker attacks, physical break-ins and similar events. Any interruption or decrease in response time of our email marketing services could damage our reputation, reduce customer satisfaction and decrease usage of our services.

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

  * the ability to or manner of distributing email advertisements;

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

Privacy concerns may cause consumers who use the Internet to decide not to opt-in to receive emails. Even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our email marketing services. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify users that the data captured after visiting Web sites may be used to direct product promotions and advertising to that user. For example, the European Union recently enacted its own privacy regulations that may result in limits on the collection and use of some user information. The United States and other countries may adopt similar legislation or regulatory requirements. If privacy legislation is enacted or consumer privacy concerns are not adequately addressed, our ability to conduct our business could be harmed.

We may be exposed to liability for information displayed on our customers' Web sites or within their marketing partners' Web sites or email messages.

Our email marketing services often require us to provide a connection to the Web sites of our customers and their marketing partners, so we may be perceived as being associated with the content of these Web sites.
We do not and cannot screen all of the content generated by our customers and their marketing partners. As a result, we may face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the materials displayed on our customers' sites and on their marketing partners' sites and email messages. For example, if one of our customers is sued for posting information on its Web site that is alleged to be defamatory, we may also be named as a defendant in that legal action based solely on our limited association with that customer's Web site. As a result, we could be involved in legal proceedings and disputes that are costly to resolve.
We may also suffer a loss of customers or damage to our reputation based on this information or resulting from our involvement in these legal proceedings. Furthermore, some foreign governments have enforced laws and regulations related to content distributed over the Internet that are more strict than those currently in place in the United States.

Our limited protection of our intellectual property and proprietary rights may adversely affect our business.

We rely primarily on a combination of trademark, copyright and trade secret laws, employee and third-party nondisclosure agreements and other methods to protect our proprietary rights. We do not have any patents or any patent applications to protect our proprietary rights. The protective measures we have taken to protect our proprietary rights may not be adequate to prevent unauthorized use of our proprietary technology and other intellectual property rights.

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

Item 4.  Controls and Procedures

Our Chief Executive Officer and our Senior Vice President, Finance have reviewed, within 90 days of this filing, the disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) that ensure that information relating to the company required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported in a timely and proper manner. Based upon this review, we believe that there are adequate controls and procedures in place to ensure that information relating to the company that is required to be disclosed by us in the reports that we file or submit under the Exchange Act is properly disclosed as required by the Exchange Act and related regulations. There have been no significant changes in the controls or other factors that could significantly affect the controls since the evaluation was performed.

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

2.2      Asset Purchase Agreement effective  8-K     6/15/01     2.1
         as of June 12, 2001 between
         ClickAction Inc. and Elibrium, Inc.

2.3      Agreement and Plan of Merger dated  8-K    10/11/02     2.1
         as of October 8, 2002, among
         ClickAction Inc., Kapalua
         Acquisition Corp. and infoUSA Inc.

2.4      Form of Voting Agreement among      8-K    10/11/02     2.2
         Kentyn Reynolds, George Grant,
         Albert Liong, Andrew L. Caso,
         Gregory Slayton, Emerick M.
         Woods, Dave Mans, Edwin R. Niehaus,
         Byron Reese, Barton S. Foster,
         infoUSA Inc. and ClickAction

2.5      Voting Agreement among The Tail     8-K    10/11/02     2.3
         Wind Fund Ltd, infoUSA Inc. and
         ClickAction Inc.

2.6      Settlement Agreement dated as of    8-K    10/11/02     2.4
         October 8, 2002 between
         ClickAction Inc. and The Tail
         Wind Fund Ltd.

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

3.4      Certificate of Designation of       S-3     6/15/98     3.4
         Series A Junior Participating
         Preferred Stock (included as
         Exhibit A to Exhibit 4.2)

Exhibit                                     Incorporated by Reference
Numbe          Exhibit Description          Form      Date      Number
-------- --------------------------------  ------- ----------- --------
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

4.2      Rights Agreement dated as of June   S-3     6/15/98     4.2
         10, 1998

4.3      Purchase Agreement dated as of      8-K     3/30/01     4.1
         March 30, 2001 between ClickAction
         Inc. and The Tail Wind Fund, Ltd.

4.4      Registration Rights Agreement,      8-K     3/30/01     4.2
         dated as of March 30, 2001, between
         ClickAction Inc. and The Tail Wind
         Fund, Ltd.

4.5      Warrant, dated as of March 30,      8-K     3/30/01     4.3
         2001, issued by ClickAction Inc.
         to the Tail Wind Fund, Ltd.

4.6      Form of Amendment No. 1 to Rights   8-K    10/11/02     4.1
         Agreement between ClickAction Inc.
         and FleetBoston Financial
         Corporation, formerly BankBoston,
         N.A., as rights agent

10.1     Form of Indemnity Agreement for     S-1     6/15/98    10.1
         officers and directors

10.2     Form of Indemnity Agreement for     S-1     6/20/95    10.2
         officers and directors

10.3     Amended and Restated 1995 Equity    S-1     4/11/01    99.1
         Incentive Plan

10.4     1995 Non-Employee Directors'        S-1     6/20/95    10.6
         Stock Option Plan

Exhibit                                     Incorporated by Reference
Numbe          Exhibit Description          Form      Date      Number
-------- --------------------------------  ------- ----------- --------
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

10.18    Definitive Settlement Agreement    10-K    12/31/01     N/A
         dated December 20, 2001 by and
         between ClickAction and Elibrium,
         Inc.

10.19    Private Label License Agreement     8-K     6/15/01     2.2
         effective June 15, 2001 between
         ClickAction Inc. and Elibrium,
         Inc.

Exhibit                                     Incorporated by Reference
Numbe          Exhibit Description          Form      Date      Number
-------- --------------------------------  ------- ----------- --------
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

21.0     Subsidiaries of ClickAction Inc.   10-K    12/31/01     N/A

23.1     Consent of KPMG LLP                10-K    12/31/01     N/A

99.1     Certificate of the Chief            N/A      N/A        N/A
         Executive Officer of ClickAction
         Inc. as required by Section 906
         of the Sarbanes-Oxley Act of 2002*

99.2     Certificate of the Chief Financial  N/A      N/A        N/A
         Officer of ClickAction Inc. as
         required by Section 906 of the
         Sarbanes-Oxley Act of 2002*

* Filed herewith

(b) Report on Form 8K

    A current report on Form 8-K under Item 5 announcing the Agreement and Plan of Merger with infoUSA was filed with SEC on October 11, 2002.

                               Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                  ClickAction Inc.




Date: November 13, 2002	          By:  /s/ Albert P. Liong
                                       ---------------------------------
                                       Albert P. Liong
                                       Senior Vice President, Finance

                             Certifications

I, George Grant, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of ClickAction
Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



November 13, 2002                 /s/ George Grant
                                  --------------------------------------
                                  George Grant
                                  President and Chief Executive Officer

                              Certifications

I, Albert P. Liong, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of ClickAction
Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 13, 2002                 /s/ Albert P. Liong
                                  ------------------------------------
                                  Albert P. Liong
                                  Senior Vice President, Finance

                                                            Exhibit 99.1


                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                    PURSUANT TO 18 U.S.C. SECTION 1350




      In connection with the accompanying Quarterly Report of ClickAction Inc. on Form 10-Q for the three months ended September 30, 2002, I, George Grant, Chief Executive Officer of ClickAction Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


   1. such Quarterly Report on Form 10-Q for the three months ended September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. the information contained in such Quarterly Report on Form 10-Q for the three months ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of ClickAction Inc.








November 13, 2002                 /S/ George Grant
                                  -------------------------------------
                                  George Grant
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

                                                           Exhibit 99.2

                  CERTIFICATION OF CHIEF FINANCIAL OFFICER
                     PURSUANT TO 18 U.S.C. SECTION 1350




     In connection with the accompanying Quarterly Report of ClickAction Inc. on Form 10-Q for the three months ended September 30, 2002, I, Albert Liong, Senior Vice President of Finance of ClickAction Inc., hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


  1. such Quarterly Report on Form 10-Q for the three months ended September 30, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2. the information contained in such Quarterly Report on Form 10-Q for the three months ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of ClickAction Inc.








November 13, 2002                 /S/ Albert P. Liong
                                  ------------------------------------
                                  Albert P. Liong
                                  Senior Vice President, Finance
                                  (Principal Financial Officer)